Form 10-Q
period 2016-09-30
PostAds, Inc.
filed 2016-11-14
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ______ TO ______.

Commission File Number: 333-208931

_______________________

PostAds, Inc.

(Exact name of registrant as specified in its charter)

Nevada	35-2539888
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

201 S.E. 15th Terrace, Suite 203 Deerfield Beach, Florida	33441
(Address of principal executive offices)	(Zip code)

 Registrant’s telephone number: (954) 464-1642

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                    Yes [   ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 8, 2016, there were 33,036,400 outstanding shares of the Registrant's Common Stock at $.001 par value and 2,000,000 outstanding shares of the Registrant's Series A Preferred Stock at $.001 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PostAds, Inc.
Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current Assets
Cash	$ 8,904	$ 16,353
Prepaid cash based consulting and legal fees	-	31,250
Prepaid stock based consulting and legal fees	-	83,600
Prepaid expenses and deposits	1,588	2,237

Total Current Assets	10,492	133,440

Computer equipment, net	884	1,215

Total Assets	$ 11,376	$ 134,655

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accrued liabilities	$ 27,679	$ 7,727
Advances payable - officer	-	50
Accrued officer salary payable	15,000	1,250

Total Current Liabilities	42,679	9,027

Total Liabilities	42,679	9,027

Commitments and contingencies (Note 10)

Stockholders' Equity (Deficit)
Series A Preferred stock: 10,000,000 shares authorized; $0.001 par value, 2,000,000
shares issued and outstanding at September 30, 2016 and December 31, 2015	2,000	2,000
Common stock: 90,000,000 shares authorized; $0.001 par value, 18,736,400 and 18,404,400
shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	18,736	18,404
Additional paid in capital	515,984	449,816
Accumulated deficit	(568,023)	(344,592)

Total Stockholders' Equity (Deficit)	(31,303)	125,628

Total Liabilities and Stockholders´ Equity (Deficit)	$ 11,376	$ 134,655

The accompanying notes are an integral part of these financial statements

PostAds, Inc.
Statements of Operations
(unaudited)

For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$ -	$ -	$ 50	$ -

Operating Expenses
Officer Compensation	16,249	5,750	48,750	5,750
General and Administrative	28,631	761	49,581	1,030
Consulting Fees	22,970	251,225	125,150	251,225

Total Operating Expenses	67,850	257,736	223,481	258,005

Net Loss	$ (67,850)	$ (257,736)	$ (223,431)	$ (258,005)

Basic and Diluted Loss per Share
attributable to common stockholders:	$ (0.00)	$ (0.02)	$ (0.01)	$ (0.03)

Basic and Diluted Weighted Average
Number of Shares Outstanding
attributable to common stockholders:	18,410,639	12,606,630	18,611,349	10,215,421

The accompanying notes are an integral part of these financial statements

PostAds, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
For the Nine Months Ended September 30, 2016
(unaudited)

							Total
					Additional		Stockholders'
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2015	2,000,000	$2,000	18,404,400	$18,404	$449,816	$(344,592)	$125,628

Common stock issued for cash	-	-	370,000	370	18,130	-	18,500
Common stock issued for related party note conversion			960,000	960	47,040		48,000
Common stock cancellation	-	-	(998,000)	(998)	998	-	-
Net loss for the nine months ended September 30, 2016	-	-	-	-	-	(223,431)	(223,431)

Balance September 30, 2016	2,000,000	$2,000	18,736,400	$18,736	$515,984	$(568,023)	$(31,303)

The accompanying notes are an integral part of these financial statements

PostAds, Inc.
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (223,431)	$ (258,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	331	79
Stock based compensation	-	243,725
Amortization of prepaid consulting	114,850	-
Changes in assets and liabilities:
Prepaid expenses and deposits	649	-
Accounts payable	-	7,000
Accrued liabilities	19,952	7,500
Accrued officer salary	13,700	2,750
Net Cash Provided by (Used In) Operating Activities	(73,949)	3,049

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of computer equipment & software	-	(2,774)
Payments for website development	-	(8,000)
Net Cash Used In Investing Activities	-	(10,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	18,500	20,000
Capital Contribution by Founder	-	324
Proceeds from related party loans	73,000	10,050
Repayment of related party loans	(25,000)	-
Net Cash Provided By Financing Activities	66,500	30,374

NET INCREASE (DECREASE) IN CASH	(7,449)	22,649

CASH AT BEGINNING OF PERIOD	16,353	-

CASH AT END OF PERIOD	$ 8,904	$ 22,649

SUPPLEMENTAL NON-CASH DISCLOSURES:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Common stock cancellation for non-performance of services	$ 998	$ -
Common stock issued for conversion of related party loan	$ 48,000	$ -
Common stock issued for future services	$ -	$ 339,800

The accompanying notes are an integral part of these financial statements

PostAds, Inc.

Notes to the Financial Statements

September 30, 2016

(unaudited)

NOTE 1 - ORGANIZATION, BUSINESS, OPERATIONS AND BASIS OF PRESENTATION

PostAds, Inc. (the “Company”) was formed on August 17, 2015 in the State of Nevada as a reorganization of a sole proprietor business with an inception date of August 26, 2013. The business was formed to provide an online platform at www.PostAds.com that offers an alternative marketplace for buyers and sellers of both new and pre-owned goods and service items (including jobs) together in an online market place that offers both retailers and service providers a forum to advertise and promote their goods and services while providing consumers a cost-effective way of locating and purchasing goods and services.

For accounting purposes, the inception date of August 26, 2013 (as a Florida Sole Proprietorship) was used in the financial statements, and minimal activity occurred until the re-organization into a ‘C’ corporation (Nevada) on August 17, 2015.  Kenneth T. Moore, the sole proprietor, provided services valued at $11,000 during 2013 to the sole proprietor business.  Mr. Moore, as the Company’s Founder and Chief Executive Officer, was issued an aggregate of 11,000,000 Company shares upon the re-organization on August 17, 2015, consisting of 9,000,000 shares of our common stock and 2,000,000 shares of our Series A Preferred Stock.   The share issuance was treated as a recapitalization and retroactively reflected in the accompanying financial statements.

On August 17, 2015, as part of the re-organization and recapitalization into a ‘C’ corporation, the Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification (formerly Topic 4B of the Staff Accounting Bulletins (“SAB”) (“SAB Topic 4B”) issued by the U.S. Securities and Exchange Commission (the “SEC”)), by reclassifying the accumulated deficit of the sole proprietor businesses of $12,242 to additional paid-in capital.

Risks and Uncertainties for Development Stage Company - We are considered to be in the development stage as defined in the accounting standards since we have not commenced planned principal operations.  Our activities since inception include devoting substantially all of our efforts to business planning and development. Additionally, we have allocated a substantial portion of our time and investment to the completion of our development activities to launch our marketing plan and generate revenues and to raising capital.  We have generated minimal revenue from operations. The Company’s activities during the development stage are subject to significant risks and uncertainties.

NOTE 2 - BASIS OF PRESENTATION

Unaudited Interim Financial Information

The accompanying balance sheet as of September 30, 2016, the related statements of operations, cash flows and the statement of changes in stockholders’ equity (deficit) for the nine months ended September 30, 2016 and 2015 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and with the instructions to Regulation S-X for interim financial information, which, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of September 30, 2016 and results of operations and cash flows for the nine months ended September 30, 2016 and 2015. The financial data and the other information disclosed in these notes to the financial statements related to this nine-month period is unaudited. The unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015.  The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying unaudited financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $568,023, $31,303 and $32,187, respectively, at September 30, 2016, and for the nine months ended September 30, 2016 the Company had a net loss and net cash used in operating activities of $223,431 and $73,949, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

PostAds, Inc.

Notes to the Financial Statements

September 30, 2016

(unaudited)

NOTE 3 - GOING CONCERN (continued)

The Company plans to attempt to raise additional equity financing and procure loans to fund its operations though there is no assurance it will succeed. The Company has not generated meaningful revenues from its business operations and is dependent on its ability to raise capital.   If it is unable to raise all the capital it is seeking it may have to reduce its planned expenditures to a level where it can continue to operate until it obtains necessary financing. If it cannot obtain such financing and does not generate sufficient revenue to fund its operations, it may have to curtail or cease operations.

From January 2016 through February 4, 2016, the Company sold 370,000 shares of common stock for aggregate proceeds of $18,500 and during the three month period ended September 30, 2016 we received loans in the aggregate amount of $73,000 from related parties, of which $25,000 was repaid and $48,000 was converted into 960,000 shares of common stock. If the Company is unable to raise all the capital it is seeking they may have to reduce their planned expenditures to a level where they can continue to operate until they obtain the necessary financing.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include valuation of website development costs, valuation of stock compensation and valuation of deferred tax assets.

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.  As of September 30, 2016, there were no cash equivalents.

Net Loss per Common Share - Net loss per common share is computed pursuant to section 260-10 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive common stock equivalents during each period.

Income Taxes - Historically, the Company was treated as a sole proprietorship for income tax purposes and was not subject to federal or state income taxes; accordingly, no provision for income taxes has been made in the accompanying financial statements through August 16, 2015.  The sole proprietor was required to report his income, losses, credits or other deductions on his respective income tax returns.

Beginning after August 17, 2015 when the Company changed its structure to a corporation, the Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Also using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2015 and 2014, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination is the year ending on December 31, 2015. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No such interest and penalties were recorded as of September 30, 2016.

Computer Equipment - Computer equipment is recorded at cost. Depreciation is recognized using the straight-line method in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives. Repairs and maintenance are charged to operations as incurred.

Internal-use Software and Website Development Costs - Costs incurred to develop software for internal use and the Company’s website are capitalized and amortized over the estimated useful life of the software, generally three years. The Company also capitalizes costs related to upgrades and enhancements when it is probable the expenditures will result in additional functionality or will extend the useful life of existing functionality. The Company periodically reviews internal-use software and website development costs to determine whether the projects will be completed, placed in service, removed from service, or replaced by other internally developed or third-party software. If the asset is not expected to provide any future benefit, the asset is retired and any unamortized cost is expensed.

PostAds, Inc.

Notes to the Financial Statements

September 30, 2016

(unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification relating to Impairment or Disposal of Long-Lived Assets.  This standard requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company evaluated its website development costs for impairment and determined they were 100% impaired due to a lack of sufficient estimated future cash flows.   Impairment expense of $21,869 for website development and related software costs was recognized during the year ended December 31, 2015.

Revenue Recognition - The Company operates a platform for third-party sellers that purchase advertising on a monthly basis.  Our business model allows us to make money when a seller either places an ad in a paid category, upgrades their ad with premium features and/or purchases an advertising spot on our platform to place a banner ad.  We do not compete with PostAds sellers, hold inventory or sell goods.   Our revenue is diversified, generated from a mix of upgraded services we provide our sellers.  Our existing revenue stream consists of Seller Services revenue, which includes fees that PostAds sellers pay us for utilizing upgraded seller services such as featured listings, additional regions, better placement, highlighting, additional photos, video uploads and paid categories.

The Company recognizes revenue and provides the service to the seller when the following conditions are satisfied: (1) there is persuasive evidence of an arrangement, (2) the Company’s third-party payment processor has been paid, which evidences that the price is fixed and determinable and collectability is reasonably assured and (3) advertisement appears on website upon payment received by the third-party payment processor.  The revenue is recognized pro-rata over the time period the advertisement is displayed.  The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether it is the primary obligor in a transaction and has latitude in establishing pricing and selecting suppliers.   Based on its evaluation of these factors, advertising revenue which is the advertising fee paid by the seller is recorded on a gross basis, since the Company is the party responsible to the seller for providing the service that is the subject of the transaction and while most fees are currently a fixed dollar amount, the Company has the ability and reasonable latitude to establish prices for the services.

There have been no chargebacks to date.  If we encounter chargebacks in the future, they will be recorded as a reduction to revenue in the same period that the revenue is recognized and we may consider establishing a reserve liability.

Stock-Based Compensation - For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option-pricing model and the expense is recognized over the service period for awards expected to vest. For stock issued to employees for other than cash the Company estimates the fair value of the shares issued based on the trading or selling price of similar shares or based on the value of the services provided, whichever is more reliable.

For non-employee stock-based awards, the Company calculates the fair value of the award on the date of grant in the same manner as employee awards; however, the unvested portion of the awards is revalued at the end of each reporting period until such time as the non-employee award is fully vested.  Vested portions are recorded as prepaid assets and amortized to expense over the service periods.  For stock awards to non-employees the Company estimates the fair value of the shares issued based on the trading or selling price of similar shares or based on the value of the services provided, whichever is more reliable.

Fair Value for Financial Assets and Financial Liabilities - We measure our financial assets and liabilities in accordance with United States generally accepted accounting principles. For certain of our financial instruments, including cash and cash equivalents, accounts payable and accrued and other liabilities, the carrying amounts approximate fair value due to their short maturities.

The Company follows 825-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

PostAds, Inc.

Notes to the Financial Statements

September 30, 2016

(unaudited)

 NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3:	Pricing inputs that are generally observable inputs and not corroborated by market data.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2016, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the nine months ended September 30, 2016 and 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued an accounting standards update ASU 2014-09 “Revenue from Contracts with Customers” which replaces existing revenue recognition guidance. Among other things, the updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under ASU 2015-14, the new guidance is effective for the Company for annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company believes the effect of the guidance will not be material.

In August 2014, the FASB issued an accounting standard update under which management will be required to assess an entity’s ability to continue as a going concern and provide related disclosures in certain circumstances. The new guidance is effective for annual periods beginning after December 15, 2016 and for annual and interim periods thereafter. The adoption of this guidance is not expected to have an impact on the Company’s financial statements or disclosures.

NOTE 5 – COMPUTER EQUIPMENT AND SOFTWARE

Computer equipment consisted of the following at:

	Estimated useful lives	September 30, 2016	December 31, 2015
Computer equipment	3 years	$ 1,323	$ 1,323
Less: Accumulated
depreciation		(439)	(108)

Net		$ 884	$ 1,215

Depreciation expense on computer equipment was $331 and $79 for the nine months ended September 30, 2016 and 2015, respectfully.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities - consisted of the following at:

	September 30, 2016	December 31, 2015
Accrued website consulting fees	$ 10,000	$ -
Accrued professional accounting fees	15,228	7,672
Accrued administrative expense	2,451	55
Total accrued liabilities	$ 27,679	$ 7,727

PostAds, Inc.

Notes to the Financial Statements

September 30, 2016

(unaudited)

NOTE 6 – ACCRUED LIABILITIES (continued)

Accrued officer salary payable - consisted of the following at:

	September 30, 2016	December 31, 2015
Accrued officer salary	$ 15,000	$ 1,250

NOTE 7 – ADVANCES

Advances payable – officer - consisted of the following at:

	September 30, 2016	December 31, 2015
Advances payable - officer	$ 0	$ 50

Advances payable – officer represents non-interest bearing advances to the Company by the Company’s Chief Executive Officer, utilized to pay general and administrative expenses.

NOTE 8 – LOANS PAYABLE

Loan payable – related party - consisted of the following at:

	September 30, 2016	December 31, 2015
Loan payable – related party	$ 0	$ 0

During September 2015, our stockholder Steve Weiss made a non-interest bearing loan in the amount of $10,000 to us for working capital purposes. We paid the loan back to Mr. Weiss during October 2015.

On August 4, 2016, we borrowed the sum of $25,000 from our stockholder Florence Weiss who is the mother of Steve Weiss, a principal shareholder and a related party of the Company. The note bore interest at the rate of 10% per annum and was due on or before December 4, 2016.  On August 30, 2016, we paid the loan back to Ms. Weiss with a payment of $25,000 in satisfaction of all principal, and interest due under the note was waived.

On August 20, 2016, we borrowed the sum of $48,000 from our stockholder Michael Gleicher, the holder of 20,000 shares of our common stock. The note bore interest at the rate of 5% per annum and was due on or before August 19, 2017. On September 16, 2016, we issued 960,000 shares valued at $.05 per share based on the last sale of stock, in satisfaction of all principal, and interest due under the note was waived.

NOTE 9 - STOCKHOLDERS EQUITY (DEFICIT)

Reorganization and Incorporation

In August 2015, the Company reorganized from a sole proprietorship to a C corporation.  The reorganization was treated as a recapitalization in accordance with SAB Topic 4C and ASC 505-10-S99.  Accordingly, the effects of the recapitalization have been retroactively reflected in all periods presented in the accompanying financial statements.

Common Stock and Series A Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of 90,000,000 common shares at $0.001 par value per share.  The company’s Articles of Incorporation authorize the issuance of 10,000,000 shares of Series A Preferred Stock at $0.001 par value per share. The Board of Directors has the power to designate the rights and preferences of the Series A Preferred stock and issue in one or more series. Each share of Series A Preferred Stock has 50 votes on all matters submitted to a vote of the Company’s shareholders and there are no other rights designated.

The Company granted 6,796,000 common shares relating to agreements entered into by the Company between August 13, 2015 and August 18, 2015 with four consultants and one law firm for services.  The shares for services were valued at the contemporaneous private placement offering price of $0.05 per share resulting in a total value of $339,800 with the total amount expensed as of September 30, 2016, based on how the shares were earned over the terms of the agreements.

PostAds, Inc.

Notes to the Financial Statements

September 30, 2016

(unaudited)

NOTE 9 - STOCKHOLDERS EQUITY (DEFICIT) (continued)

On September 22, 2015, the Company prepared an offering to raise capital in the amount of $200,000 by offering up to 4,000,000 shares of common stock at $.05 per share. In 2015, 2,608,400 had been subscribed for with an aggregate amount of $130,420 received by the Company.

In 2016, 370,000 shares of common stock were subscribed for with an aggregate amount of $18,500 received by the Company.  To date, the Company has issued all shares without certificates.  The shareholders have been notified that the Company will issue certificates once a CUSIP number has been assigned to the Company.  Shares issued without certificates are considered issued and outstanding for accounting purposes.

On August 18, 2015, the Company entered into an agreement with Oceanside Equities, Inc., a Florida corporation controlled by our stockholder, Vincent Beatty. This agreement provides that we will pay Oceanside Equities 998,000 shares of our common stock for consulting services. On August 18, 2015, we issued the 998,000 shares of common stock to Oceanside Equities, Inc. as required by the agreement. We valued these shares at the price of $.05 per share or an aggregate price of $49,900 which was expensed over the service period through August 2016.   Oceanside Equities, Inc. did not provide the services required by the agreement and on August 14, 2016, the 998,000 common shares issued to Oceanside Equities were cancelled and returned to treasury.

On August 20, 2016, the Company borrowed the sum of $48,000 from our stockholder Michael Gleicher, the holder of 20,000 shares of our common stock. The note accrued interest at the rate of 5% per annum and was due on or before August 19, 2017. On September 16, 2016, we issued 960,000 shares valued at $.05 per share in satisfaction of all principal, and interest due under the note was waived.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Service Agreements

Between August 13, 2015 and August 18, 2015, the Company entered into agreements with four consultants and one law firm for services. The agreements are for terms of between one month and one year. Pursuant to the terms of the agreements, the Company will pay aggregate consideration of $60,000 in cash and issue 6,796,000 shares of common stock, valued at $339,800 for financial accounting purposes. As of September 30, 2016, the Company had not yet paid $10,000 of the $60,000 cash consideration.  This amount of $10,000 is included in accrued liabilities.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of September 30, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

NOTE 11 – RELATED PARTY TRANSACTIONS

(See Notes 7, 8 and 9).

NOTE 12 - SUBSEQUENT EVENTS

On October 1, 2016, the Company issued an additional 13,300,000 restricted shares of our Common Stock to Kenneth T. Moore our President, Chief Executive Officer and Sole Director as a bonus for services rendered to us.  The shares were valued at the contemporaneous private placement offering price of $0.10 per share resulting in a total value of $1,330,000 for financial accounting purposes with the total amount expensed in October of 2016.  Both before and after the issuance to Mr. Moore, he had the ability to determine the outcome of all matters submitted to a vote of our stockholders.

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer. Pursuant to the terms of the one (1) year agreement, the Company will pay aggregate consideration of $48,000 in cash and issued 1,000,000 shares of common stock on October 1, 2016, valued at the contemporaneous private placement offering price of $0.10 per share resulting in a total value of $100,000 for financial accounting purposes with the total amount to be expensed over the terms of the agreement through September 30, 2017.

On October 19, 2016, the Company prepared an offering to raise capital in the amount of $800,000 by offering up to 8,000,000 shares of common stock at $.10 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Forward - Looking Statement

The following discussion and analysis of the results of operations and financial condition of PostAds, Inc. should be read in conjunction with the unaudited financial statements, and the related notes. References to “we,” “our,” or “us” in this section refers to the Company and its subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties.

Such risks and uncertainties include, but are not limited to, the following:

•

the volatile and competitive nature of our industry,

•

the uncertainties surrounding the rapidly evolving markets in which we compete,

•

the uncertainties surrounding technological change of the industry,

•

our dependence on its intellectual property rights,

•

the success of marketing efforts by third parties,

•

the changing demands of customers and

•

the arrangements with present and future customers and third parties.

Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

OVERVIEW

We were founded as a sole proprietorship on August 26, 2013. We changed our structure to a corporation on August 17, 2015, by incorporating in the State of Nevada. We were founded by Kenneth T. Moore to commercialize an online marketplace for buyers and sellers of goods and services.

Our principal executive office is located at 201 S.E. 15th Terrace, Suite 203, Deerfield Beach, Florida 33441 and our telephone number is 954-464-1642. Our website is located at www.PostAds.com.

We operate an online marketplace at www.PostAds.com which provides a platform for buyers and sellers to purchase new and used goods and services. Because we offer an internet site where buyers are charged no fees and sellers of products and services can list their products and services without charge in all categories other than employment and personal ads, we expect to generate a large number of registered users who place product and service ads.  After the inventories of product and service ads are generated, we expect to generate revenue from premium placement, ad enhancements and advertisements on our website directed at visitors to our site. We also plan to generate revenue from two paid ad categories, employment and personals. There is no assurance that we will be successful in these efforts.

Business Development

We completed our initial website in August of 2015 and completed enhanced features of our site in April of 2016. Since our inception, we have placed over 11,114 free ads and obtained 3,406 registered users of the Post Ads marketplace.  We plan to convert our registered users into paying users by offering enhanced listings to increase the visibility of the ad. Because we offer free ads in all categories other than employment and personal, we expect our registered user base and product and service offerings to continually increase over time.

Our key activities to date include: (i) development of the business plan and plan of operations for the Post Ads Marketplace; (ii) development of the retail and fee-for-service features of the Post Ads Marketplace (iii) development of the auction platform of the Post Ads Marketplace; (iv) creation of our classified ad categories and features for the Post Ads Marketplace; (v) entering into an agreement with our website developer; (vi) creating features allowing visitors to become registered users of our online marketplace (vii) setting up our initial website to generate registered users, (viii) obtaining 3,406 registered users, (ix) placing more than 11,114 ads without charge and screening the ads prior to placement to ensure compliance with our terms of service, and (x) completing our website and enhancing its features including functionality and security features.

The PostAds Marketplace

Our marketplace is structured so that we offer sellers free listings in all categories other than employment and personal ads so that we can continuously increase our registered users. As the number of visitors for free product and service listings grows, the PostAds marketplace will become an attractive platform for sellers and other businesses seeking to purchase listing enhancements and advertising for their products and services. For sellers of goods and services, our goal is to provide the most effective and economical posting of ads on the internet.  Sellers can post classified ads for free for products and services.  All users of the site can view all posted ads without charge.  Because we are an internet based business, our success depends upon attracting visitors to our site.  To date, we have placed over 11,114 ads without charge on the PostAds Marketplace. This resulted in 3,406 registered non-paying users.  Because the product and service ads are free, we expect to generate a large inventory of ads.  After the inventories of ads are generated, we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

To buy and sell on our marketplace, visitors must open an online account by completing a one (1) page fill in the blank form that includes the user’s name, street address, email and whether the account is for personal or business use.

Listing Categories

Our platform offers the following four listing categories:

• Retail Store Fronts                                    • Fee-For-Service Store Fronts

• Auction Listings                                        • Classified Ads

Retail & Fee-For-Service Store Fronts

Our marketplace offers sellers of new and used goods and service providers the ability to create a unique user friendly internet storefront without the hassle and time required to manage their own website.

For services providers, our dashboard allows them to use a storefront to offer their service by category and by postal code. Service providers can personalize their listing by their type of service, service areas, availability, and Service provider rates.

Our Retail and Fee-For-Service Store fronts offering the following features:

•	A unique URL path that allows the seller to advertise in emails, on websites, etc. and drive traffic to their own store front.
•	An "off" StoreFront option to use during set up and maintenance.
•	A "StoreFront" column that is displayed on our category pages to drive traffic from our category pages to the seller’s store front page.
•	Display of Seller’s logos and slogans.
•	User friendly StoreFront templates.
•	Ability to create and populate store front 'extra pages' to provide more information to visitors.
•	Ability to create newsletters where visitors are able to subscribe directly from the store front.
•	Analytics that provide information to sellers about the traffic to their particular store front.

Auctions

We believe a key advantages of our auction service over other services is that we offer auction ads without charge and we do not impose a final fee for auctioned items. We offer sellers using our auction feature, the ability to purchase premium placement, ad enhancements and advertisements of their items. Our marketplace provides sellers with three types of auctions:

•

Standard Auction. In standard actions, users bid against each other for individual or group items. Whatever is described within the details of the auction is what's up for bid. At the end of the auction the highest bidder wins the item being auctioned.

•	Buy Now Action. In a Buy Now Action, a listing is placed. Within that listing there is be a Buy Now link that allows the Buyer to purchase the item for a set price established by the Seller.
•	Dutch Auction. In a Dutch Auction, Sellers list multiple items for sale and each bidder can win one or more of the total items listed with conditions designated by the Seller

The auction feature is designed to generate revenue by charging users for enhancements to their listing such as featured item, top of listing, and banner ads etc.

Revenues

We plan to generate revenues from:

•

Monthly Seller fees of $6.95 per month for each retail store front listing,

•

Monthly Seller fees $6.95 per month for each service store front listing,

•

Charging for ads in the Jobs category which currently has a fee of $5.00 per listing for a 30-day ad and personals category which has fees ranging from $1.00 to $15.00 depending on the category and ad duration, and

•

Charging Sellers for ad enhancements to sellers.

Ad Enhancements

We plan to offer ad enhancements to sellers (including retail store front listings, service store front listings, action listings and classified ad listings) as follows:

• Banner Advertisements. Banner Advertisements are small rectangular advertisements that appear on pages of the PostAds Market Place. When a user clicks on a banner advertisement, it will take the user to a particular advertiser's storefront or listing. Banner advertising fees range from $2.99 to $99.00 depending upon ad size, location and number of categories,

• Bulk Advertisements. The PostAds Bulk Uploader allows users to create multiple ads from a single transaction of data stored in a spreadsheet file and upload that file to multiple pages of the PostAds Market Place. Bulk advertising is free.

• Ad-Ons. Ad-On are enhancements to listings such as colored text, graphics and icons. Fees for Ad-On range from 0.25 to $3.00 per item, and

• Premium Placement Fees. Premium placement fees allow a user to select optimum locations for their ad or listing such as top of the page or first listing of the category. Premium placement fees range between $1.00 and $3.00 depending upon location.

The Chart below summarizes the ad enhancements we offer:

Type of Ad	Feature	Monthly Listing Fees
Retail Store Front	Allows users to create their own webpages/store front within our website to sell their own goods	$6.95
Service Store Front	Allows users to create their own webpages/store front within our website to sell their own services	$6.95
Auction Listing	Auction listings allow Sellers to offer goods in a bidding auction and include a buy now option.	$0
Classified Listings Other than Jobs & Personal Ads	Classified listings allow sellers to place goods and/or services under various categories.	$0
Paid Classified Categories Jobs & Personal Ads	Jobs & Personal Ads	$5.00 Per month per listing

All transactions are processed through PayPal. We do not charge fees to purchasers on the PostAds marketplace.

PostAds Marketplace Features

A key feature of the PostAds Marketplace is the search feature that allows buyers of goods and services to locate particular items of interest within the various areas of our website using a keyword search. The search feature allows the user to search within specific listing categories and by geographic region. Our bulk uploader allows sellers to post multiple advertisements and listings in multiple categories at the same time. As summarized below, our site offers user friendly features to enhance the PostAds experience. The enhanced version of the site was launched in April 2016.

Website Feature	Feature	Revenue
Bulk Uploader Auction and Classified Ad	Allows Auction and Classified Ad Sellers to upload ads for multiple products and/or services at the same time	There is no charge to users of this feature.
Feature for Buyers	Allows buyers to search for items or services they wish to purchase throughout different categories (retail store front, service store front classified ads and auction) at the same time	There is no charge to users of this feature.
Bulk Uploader for Store Fronts	Allows store front sellers to upload ads for multiple products and/or services at the same time to their store front.	There is no charge to users of this feature.

Benefits of the PostAds Marketplace

We believe the PostAds Marketplace offers benefits not found with other on line shopping platforms particularly for smaller buyers and sellers of inexpensive items because we plan to offer the primary features found on other auction sites like Ebay without the fees that they charge. We provide different platforms to buyers and sellers including auctions, storefronts and classified ads. We do not charge fees to buyers and we offer basic listings without charge to the Seller in all categories other than classified ads for employment and personals. Ebay in most instances charges an item insertion fee as well as a final value fee (percentage of sale price) making it costly for smaller sellers to list their items for sale. This fee in turn increases the price paid by small buyers. By not charging these fees and offering ad enhancements that are optional, we may be able to attract smaller sellers and buyers that are unwilling to pay the fees charged by Ebay. Craigslist provides classified ads but it does not offer an auction platform nor on their classifieds do they offer a user storefronts or listing enhancements. Similarly, Ebay does not offer classifieds. We are not aware of any marketplaces offering the combination of platforms that we offer. We also believe that by offering store fronts, classifieds and auctions, we are able to migrate other online marketplace users to our website.

 RESULTS OF OPERATIONS

We are considered to be in the development stage as defined in the accounting standards since we have not commenced planned principal operations.  Our activities since inception include devoting substantially all of our efforts to business planning and development. Additionally, we have allocated a substantial portion of our time and investment to the completion of our development activities to launch our marketing plan and generate revenues and to raising capital.  We have generated minimal revenue from operations. The Company’s activities during the development stage are subject to significant risks and uncertainties.

The accompanying unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying unaudited financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $568,023, $31,303 and $32,187, respectively, at September 30, 2016 and for the nine months ended September 30, 2016 the Company had a net loss and net cash used in operating activities of $223,431 and $73,949, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company plans to attempt to raise additional equity financing and procure loans to fund its operations though there is no assurance it will succeed. The Company has not generated meaningful revenues from its business operations and are dependent on its ability to raise capital.   If it is unable to raise all the capital it is seeking it may have to reduce its planned expenditures to a level where it can continue to operate until it obtains necessary financing. If it cannot obtain such financing and does not generate sufficient revenue to fund its operations, it may have to curtail or cease operations.

Results and comparison of the three month periods ended September 30, 2016 and 2015

The Company had no revenue for the three month periods ended September 30, 2016 and 2015, since we had not yet initiated our sales and marketing programs and we had allocated a substantial portion of our time and investment to the completion of our development activities required in order to launch our marketing plan.  With the commencement of our advertising and marketing programs during the fourth quarter of 2016 and the first quarter of 2017, we expect the number of visitors for free product and service listings to increase and we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

Operating expenses were $67,850 and $257,736 for the three month periods ended September 30, 2016 and 2015, respectively.   Operating expenses consisted of $16,249 of officer compensation, $28,631 of general and administration expenses and $22,970 of consulting fees for the three month period ended September 30, 2016.   Operating expenses consisted of $5,750 of officer compensation, $761 of general and administration expenses and $251,225 of consulting fees for the three month period ended September 30, 2015.  Operating expenses and primarily consulting fees were substantially higher during the three month period ended September 30, 2015 since our business operations and financial resources were primarily focused on developing our business plan, developing the features of online marketplace and obtaining registered users of our marketplace.

The Company had net losses of $67,850 and $257,736 for the three month periods ended September 30, 2016 and 2015, respectively.

Based on 18,410,639 weighted average shares outstanding for the three months ended September 30, 2016, the loss per share was $0.00.

Results and comparison of the nine month periods ended September 30, 2016 and 2015

The Company had revenue of $50 for the nine month period ended September 30, 2016 and no revenue for the nine month period ended September 30, 2015, since we had not yet initiated our sales and marketing programs and we had allocated a substantial portion of our time and investment to the completion of our development activities required in order to launch our marketing plan.  The nominal revenue of $50 for the nine month period ended September 30, 2016 is the result of users purchasing ad enhancements, even though we had not yet initiated our marketing programs.  Our marketplace is structured so that we offer sellers free listings in all categories other than employment and personal ads so that we can continuously increase our registered users.  With the commencement of our advertising and marketing programs during the fourth quarter of 2016 and the first quarter of 2017, we expect the number of visitors for free product and service listings to increase and we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services. The PostAds marketplace will become an attractive platform for sellers and other businesses seeking to purchase listing enhancements and advertising for their products and services.  Because we are an internet based business, our success depends upon attracting visitors to our site.  To date, we have placed over 11,114 ads without charge on the PostAds Marketplace. This resulted in 3,406 registered non-paying users.  Because the product and service ads are free, we expect to generate a large inventory of ads.  After the inventories of ads are generated, we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

Operating expenses were $223,481 and $258,005 for the nine month periods ended September 30, 2016 and 2015, respectively.   Operating expenses for the nine month period ended September 30, 2016 consisted of $48,750 of officer compensation, $49,581 of general and administration expenses and $125,150 of consulting fees.   Operating expenses for the nine month period ended September 30, 2015 consisted of $5,750 of officer compensation, $1,030 of general and administration expenses and $251,225 of consulting fees.  Operating expenses and primarily consulting fees were substantially higher during the nine month period ended September 30, 2015 since our business operations and financial resources were primarily focused on developing our business plan, developing the features of online marketplace and obtaining registered users of our marketplace.

The Company had net losses of $223,431 and $258,005 for the nine month periods ended September 30, 2016 and 2015, respectively.

Based on 18,611,349 weighted average shares outstanding for the nine months ended September 30, 2016, the loss per share was $0.01.

LIQUIDITY AND CAPITAL RESERVES

Sources of Liquidity

For the nine month period ending September 30, 2016, we generated revenues $50 from our business operations. During the period from September 30, 2015 to September 30, 2016, we funded our working capital requirements through the sale of our equity securities. From September 2015, through February 2016, we sold 2,978,400 shares of common stock to nineteen (19) persons at the price of $.05 per share for aggregate proceeds of approximately $148,920.   On August 20, 2016, we borrowed the sum of $48,000 from one of our stockholders and issued a note that bore interest at the rate of 5% per annum and was due on or before August 19, 2017. On September 16, 2016, we issued 960,000 shares valued at $.05 per share in satisfaction of all principal, and interest due under the note was waived.

  On September 22, 2015, the Company prepared an offering to raise capital in the amount of $200,000 by offering up to 4,000,000 shares of common stock at $.05 per share.

On October 19, 2016, the Company prepared an offering to raise capital in the amount of $800,000 by offering up to 8,000,000 shares of common stock at $.10 per share.

We are attempting to raise additional equity financing and procure loans to fund our future operations though there is no assurance we will succeed. We have not generated meaningful revenues from our business operations and are dependent on our ability to raise capital.   If we are unable to raise all the capital we require we may have to reduce our planned expenditures to a level where we can continue to operate until we obtain necessary financing. If we cannot obtain such financing and do not generate sufficient revenue to fund our operations, we may have to curtail or cease operations.

We are dependent on the sale of our securities to fund our operations, and will remain so until we generate sufficient revenues to pay for our operating costs. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.  We currently have no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

We are dependent on the sale of our securities to fund our operations, and will remain so until we generate sufficient revenues to pay for our operating costs. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

If we are unable to raise the funds we will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that we will be able to raise the capital we need for our operations from the sale of our securities. We have not located any sources for these funds and may not be able to do so in the future. We expect that we will seek additional financing in the future. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to cease operations. If we fail to raise funds we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was $73,949 in the nine months ended September 30, 2016, as a result of the net loss of $223,431, depreciation of $331, amortization of prepaid consulting expense of $114,850 and changes in our operating assets and liabilities that provided $34,301 in cash.

Net cash provided by operating activities was $3,049 in the nine months ended September 30, 2015, as a result of the net loss of $258,005, depreciation of $79 and stock-based compensation expense of $243,725 and changes in our operating assets and liabilities that provided $17,250 in cash.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 in the nine months ended September 30, 216.

Net cash used in investing activities was $10,774 in the nine months ended September 30, 2015. This was attributable to $2,774 in capital expenditures for purchases of computer equipment and software and $8,000 for website development.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $66,500 in the nine months ended September 30, 2016. This was attributable to proceeds from the sale of common stock of $18,500, proceeds from related party loans of $73,000 and the repayment of related party loans of $25,000.

Net cash provided by financing activities was $30,374 in the nine months ended September 30, 2015. This was attributable to proceeds from the sale of common stock of $20,000, proceeds from related party advances of $10,050 and capital contribution by our founder of $324.

Contractual Obligations

Between August 13, 2015 and August 18, 2015, the Company entered into agreements with four consultants and one law firm for services. The agreements are for terms of between one month and one year. Pursuant to the terms of the agreements, the Company will pay aggregate consideration of $60,000 in cash and issue 6,796,000 shares of common stock, valued at $339,800 for financial accounting purposes. As of September 30, 2016, the Company had not yet paid $10,000 of the $60,000 cash consideration.  This amount of $10,000 is included in accrued liabilities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

(b)

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not aware of any threatened or pending litigation against the Company.

ITEM 1A.  RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, our financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information in this Quarterly Report on Form 10-Q. If any of these risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. As a result, the price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Financial Condition

There is substantial doubt about our ability to continue as a going concern as a result of our limited operating history and financial resources, and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

For the years ended December 31, 2014 and 2015 and for the nine (9) months ended September 30, 2016, we incurred net losses of $648, $344,916 and $223,431, respectively.  As a result, our independent registered public accounting firm has included an explanatory paragraph in their audit opinion that we may be unable to continue as a going concern. Our limited operating history and financial resources raises substantial doubt about our ability to continue as a going concern and our financial statements contain a going concern qualification. Our financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

We are an early stage company with no historical performance for you to base an investment decision upon, and we may never become profitable.

We are an early stage company and as of the date of this report, we have generated minimal revenue from operations. We have generated minimal revenue from operations since our inception. For the years ended December 31, 2014 and 2015 and for the nine (9) months ended September 30, 2016, we incurred net losses of $648, $344,916 and $223,431, respectively.

Accordingly, we have a limited operating history upon which you may evaluate our prospects for achieving our business objectives in light of the risks, difficulties and uncertainties frequently encountered by early stage companies such as us.  Accordingly, before investing in our common stock, you should consider the challenges, expenses and difficulties that we will face as an early stage company with a limited operating history.

We will require additional financing before we begin generating revenues and we may be unable to obtain such financing which would cause you to lose your investment in our common shares.

We have generated minimal revenue since inception. We will need to obtain additional financing in order to complete our business plan because we have not generated revenues from our operations. We do not have any arrangements for outside financing and we may be unable to locate financing on favorable terms or at all.  For the years ended December 31, 2014 and 2015 and for the nine (9) months ended September 30, 2016, we incurred net losses of $648, $344,916 and $223,431, respectively. Because we lack historical financial data, including revenue data, our future revenues are unpredictable.

Our operating expenses are presently approximately $6,000 per month or $72,000 annually.  Our operating expenses require $11,000 per month or $132,000 over the next twelve (12) months to meet our operational costs, which consist of rent, advertising, salaries and other general, administrative expenses and costs of compliance with SEC reporting obligations.   If we do not receive additional financing, we will be unable to implement our business plan which would prevent us from generating revenues and cause you to lose your investment in our common stock.

We plan to attempt to raise additional equity financing and procure loans to fund our future operations though there is no assurance we will succeed. We have not generated meaningful revenues from our business operations and are dependent on our ability to raise capital.   If we are unable to raise all the capital we are seeking we may have to reduce our planned expenditures to a level where we can continue to operate until we obtain necessary financing. If we cannot obtain such financing and do not generate sufficient revenue to fund our operations, we may have to curtail or cease operations.

Risks Related to Our Business

If we are unable to establish strong brand recognition of the PostAds online platform with online buyers and sellers of goods and services, we will not be able to generate revenues.

The online goods and services marketplaces are driven by brand name recognition and reputation. We must use conventional and unconventional marketing strategies to build brand recognition of our PostAds online marketplace. Brand recognition will establish a position in the online goods and services marketplace market and if successful, will help us generate revenues. If we do not establish our brand name, we will not be able to generate revenues and our business would fail.

Our success depends on our ability to convert the free users of the PostAds Marketplace into paying customers.

We offer free ads to sellers of goods and services in all categories other than employment and persona ads to promote usage, brand awareness and registered users of our website. Some sellers placing free ads never convert to paid customers. To the extent that free users do not convert to paying customers, we will not realize any benefit from this aspect of our business strategy, and our ability to generate meaningful revenue could be harmed.

If buyers and sellers of online goods and services do not accept our platform, it could cause you to lose your investment.

We are dependent upon the success of our online marketplace.  Should online buyers and sellers of goods and services not be responsive to our marketplace, we will be unable to generate sufficient revenues to become profitable. There are numerous online platforms offering goods and services online and new platforms are frequently introduced. Only a relatively small number account for a significant portion of net revenue in the online goods and services industry. Our platform may not be desired by consumers, or competitors may develop online marketplaces that imitate or compete with us, and take our targeted revenue stream away from us or reduce our ability to generate revenues. If our competitors develop more successful platforms, our future revenues will be negatively impacted.

Our business is subject to extensive government regulation and oversight which could have a negative impact on our financial condition.

We are subject to laws and regulations affecting our operations in a number of areas, including data privacy requirements, prohibited items and stolen goods, tax, advertising, auctions of goods, digital content, real estate, billing, ecommerce, promotions, quality of services, as well as laws and regulations intended to combat money laundering and the financing of terrorist activities.

Additionally, it is not always clear how laws and regulations governing matters relevant to our business, such as property ownership, copyrights, trademarks, and other intellectual property issues, taxation, libel and defamation, and obscenity apply to our businesses. Many of these laws were adopted prior to the advent of the Internet, mobile, and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Many of these laws, including some of those that do reference the Internet are subject to interpretation by the courts on an ongoing basis and the resulting uncertainty in the scope and application of these laws and regulations increases the risk that we will be subject to private claims and governmental actions alleging violations of those laws and regulations.

Compliance with these laws, regulations, and similar requirements may be onerous and expensive, and variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could individually or in the aggregate make our online marketplace less attractive to our customers, delay the introduction of new features or services, or cause us to change or limit our business practices. There can be no assurance that we and our employees, contractors, or agents will not violate such laws and regulations or our policies and procedures. Our failure to comply with laws and regulations applicable to our business could expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our financial condition.  Our failure to comply with the laws of foreign jurisdictions where we operate could negatively impact our financial condition.

PostAds marketplace will be increasingly obligated to comply with the laws of the countries or markets buyers and sellers of the PostAds marketplace are located. Because our services will be accessible in some foreign jurisdictions and we facilitate sales of goods and provide services to users in these jurisdictions, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers or one or more of our users, or the location of the product or service being sold or provided in an ecommerce transaction. Laws regulating Internet, mobile and ecommerce technologies outside of the United States are generally less favorable to us than those in the United States. Compliance may be more costly or may require us to change our business practices or restrict our service offerings, and the imposition of any regulations on us or our users may harm our business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements on us (e.g., in cross-border trade). Our failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our services, in addition to the significant costs we may incur in defending against such actions which would harm our financial condition.

Technology changes rapidly in the online marketplace industry and if we fail to anticipate or successfully implement new technologies into our platform, our revenues will be negatively impacted.

Rapid technology changes in the online goods and services industry require us to anticipate new technologies and enhancements to our website which we must implement and develop in order to be competitive.  Our competition may be able to achieve them more quickly and effectively than we can. Our website and its functionality may be technologically inferior to our competitors’ and less appealing to users. Any failure to adapt to, and appropriately allocate resources among, new technologies would harm our competitive position, and negatively impact our future revenues.

We are planning to use third parties to develop portions of the PostAds online platform. We will have less control over third parties because we cannot control their personnel, schedule or resources. It will be more difficult to detect design faults and software errors. Any such fault or error could cause design and/or software modifications delays or defects and would likely have a detrimental impact on our business. Any of these factors could cause users to reject our platform. If this happens we could lose anticipated revenues and you could lose your investment.

We may not be able to compete effectively against other online marketplaces.

We face strong competition from well-established companies that have established online marketplaces with brand recognition and greater financial resources than we have. We will be at a competitive disadvantage in gaining brand recognition, employees, financing and other resources required to make our online marketplace successful. Our opportunity to attract online buyers and sellers may be limited by our financial resources and lack of recognition of the PostAds marketplace. If we are unable to effectively compete with other online goods and services marketplaces, our business will fail and you will lose your entire investment.

As our business grows, we will need to attract additional managerial employees which we might not be able to do.

We have two officers and one director.  Kenneth T. Moore is our Chief Executive Officer, President and Director and Colm J. King is our Chief Financial Officer. In order to grow and implement our business plan, we may need to add managerial talent in sales, technology, and finance. There is no guarantee that we will be successful in adding such managerial talent which could negatively impact our plan of operations.

We currently have no protection by any trademarks, patents and/or other intellectual property registrations. If we are unable to protect our intellectual property rights, our proposed business will fail.

We recently applied for trademark protection of our logo and the PostAds Marketplace name. There is no assurance protection will be granted. At present we are planning to enter into non-disclosure agreements with employees to protect our trade secrets. Despite our precautions taken to protect our trade secrets, unauthorized parties may attempt in the future to reverse engineer and/or copy our online platform. If they are successful it could create more competition for us and even cause our proposed business operations to fail.

We are a startup company and we will encounter significant risks in developing our business.

We are a startup company. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  We have no revenues from operations and are dependent upon the sale of our securities to fund our future plans. There is no assurance we will be successful or ever generate revenues from operations. An investment in our common shares represents significant risk and you may lose all or part of your entire investment.

If we cannot generate revenues we will be unable to pay our operating expenses and, which could cause us to suspend or cease operations.  Our ability to generate revenues and operate profitability is dependent upon our ability to:

•	Complete development of our online marketplace,
•	Attract online buyers and sellers of goods and services,
•	Convert an adequate percentage of our sellers into paying customers of premium listings and advertisements,
•	Attain customer loyalty in light of competition,
•	Increase awareness of the PostAds brand name,
•	Attract, retain and motivate qualified personnel who can successfully assist us in implementing our business plan, and
•	Develop and maintain strategic relationships with sellers.

Based upon current plans, we expect to incur operating losses in future periods until revenues are sufficient to fund operations. Failure to generate enough revenues for us to become profitable may cause us to suspend or cease activities.

We are dependent on the sale of our securities to fund our operations.

We have not generated revenues from operations. We will need to obtain additional financing in order to complete our business plan because we currently do not have any income. We do not have any arrangements for outside financing. We are dependent on the sale of our securities to implement our business plan and fund our operations. There is no assurance we will be able to obtain future funding for our operations from the sale of our securities. The future issuance of our securities will result in substantial dilution in the percentage of our common stock held by our then existing stockholders, and would likely have an adverse effect on any trading market for our common stock. Obtaining financing would be subject to a number of factors, including investor acceptance. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us. If we do not obtain additional financing our business will fail.

We may not be able to attract enough paying sellers to operate profitably. If we do not make a profit, we may have to suspend or cease operations.

We are a developing company and do not have substantial capital and must be selective in marketing of our online marketplace. We plan to generate revenues from fees charged to sellers. Our online platform will be marketed through public relations, search engine optimization, search engine keyword advertising, and social media advertising. Because we have limited marketing resources, we may not be able to attract sufficient sellers to our platform.

A permanent loss of data or a permanent loss of service on the Internet will have an adverse effect on our operations and will cause us to be less effective in the industry.

Our operations depend on the Internet. If we permanently lose data or permanently lose Internet service for any reason, be it technical failure or criminal acts, our online platform will not function effectively and you could lose your investment.

None of our technology or business model is proprietary.

The hurdles to enter the online goods and services industry is low. The technology required to commence operations for any potential competitor are available from third party providers. Our business model, with few exceptions, is not new and can be readily adopted by those with a basic knowledge of the services marketplace industry.

Risks Related To Our Management

Should we lose the services of Kenneth T. Moore, our sole director and one of our two officers, our operations and financial condition may be negatively impacted.

Our future depends on the continued contributions of Kenneth T. Moore, our sole director and one of our two officers, who would be difficult to replace. Mr. Moore’s services are critical to the management of our business and operations. We do not maintain key man life insurance on Mr. Moore. Should we lose the services of Mr. Moore, we may be unable to replace his services with equally competent and experienced personnel and our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

We incur costs and management time related expenses pertaining to SEC reporting obligations and SEC compliance matters and our management has no experience in such matters

Kenneth T. Moore, our sole director and one of our two officers is responsible for our compliance with SEC reporting obligations and maintaining disclosure controls and procedures and internal control over financial reporting. These public reporting requirements and controls are relatively new to these individuals and at times will require us to obtain outside assistance from legal, accounting or other professionals that will increase our costs of doing business.  Should we fail to comply with SEC reporting and internal controls and procedures, we may be subject to securities law violations that may result in additional compliance costs or costs associated with SEC judgments or fines, each of which would increase our costs and negatively affect our potential profitability and our ability to conduct our business.

Because we do not have an audit or compensation committee, shareholders must rely on our sole director Kenneth T. Moore, who is not independent, to perform these functions.

With two officers and one director, we do not have an audit or compensation committee or Board of Directors as a whole that is composed of independent directors. Because Kenneth T. Moore, our sole director, is one of two officers and the controlling shareholder, he is not independent. There is a potential conflict between his interests, our interests and our shareholders’ interests, since our sole director is also our sole officer will make decisions concerning his own compensation and audit issues. Until we have an audit or compensation committee or independent directors, there may be less oversight of Mr. Moore’s decisions and activities and little or no ability for our minority shareholders to challenge or reverse his activities and decisions, even if they are not in the best interests of minority shareholders.

Our sole director and one of two officers has voting control over all matters submitted to a vote of our common stockholders, which will prevent our minority shareholders from having the ability to control any of our corporate actions.

As of the date of this Form 10-Q filing, we had 33,036,400 shares of common stock outstanding, each entitled to one (1) vote per common share.  Our President, Chief Executive Officer and Director, Kenneth T. Moore controls 20,000,000 shares which entitle the holder to one (1) vote per share and 2,000,000 preferred shares which entitle the holder to fifty (50) votes per share.  As such, the aggregate number of common shares controlled by Mr. Moore effectively entitles him to vote approximately 120,000,000 out of 133,036,400 votes outstanding or 90.2% of our outstanding common shares on all matters submitted to a vote of our common stockholders.  As a result, he has the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election of directors.  Mr. Moore’s control of our voting securities may make it impossible to complete some corporate transactions without his support and may prevent a change in our control.  In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

 Risks Related to Our Common Stock

We will be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  We anticipate that our common stock will be a “penny stock”, and we will become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”.  This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers.  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  As a result, this rule may affect the ability of broker-dealers to sell our common shares and may affect the ability of purchasers to sell any of our common shares in the secondary market.

For any transaction (other than an exempt transaction) involving a penny stock, the rules require delivery, prior to such transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market.  Disclosure is also required to be made regarding sales commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities.  Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

We do not anticipate that our common stock will qualify for exemption from the Penny Stock Rule.  In any event, even if our common stock is exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Sales of our common stock under Rule 144 could reduce the price of our stock.

None of our outstanding common shares are currently eligible for resale under Rule 144.  In general, persons holding restricted securities in a SEC reporting company, including affiliates, must hold their shares for a period of at least six months, may not sell more than one percent of the total issued and outstanding shares in any ninety (90) day period, and must resell the shares in an unsolicited brokerage transaction at the market price.  If substantial amounts of our common stock become available for resale under Rule 144, prevailing market prices for our common stock will be reduced.

Our common stock is not currently quoted or listed and may never be quoted by the OTC Markets or any other listing or quotation service.  If we are not required to continue filing reports under Section 15(d) of the Securities Exchange Act of 1934 in the future, for example because we have less than three hundred shareholders of record at the end of the first fiscal year in which our registration statement was declared effective, and we do not file a Registration Statement on Form 8-A, our common shares (if listed or quoted) would no longer be eligible for quotation, which could reduce the value of your investment.

We are required to file reports with the Securities and Exchange Commission pursuant to Section 15(d) of the Securities Exchange Act of 1934, .  However, if in the future we are not required to continue filing reports under Section 15(d), for example because we have less than three hundred shareholders of record at the end of the first fiscal year in which this registration statement is declared effective, and we do not file a Registration Statement on Form 8-A upon the occurrence of such an event, our common stock can no longer be quoted by the OTC Markets, which could reduce the value of your investment.  Of course, there is no guarantee that we will be able to meet the requirements to be able to cease filing reports under Section 15(d), in which case we will continue filing those reports in the years after the fiscal year in which this registration statement is declared effective.  Filing a registration statement on Form 8-A will require us to continue to file quarterly and annual reports with the SEC and will also subject us to the proxy rules of the SEC.  In addition, our officers, directors and ten percent (10%) stockholders will be required to submit reports to the SEC on their stock ownership and stock trading activity. Thus, the filing of a Form 8-A in such event makes our common shares continued to be able to be quoted on the OTC Markets.

Our common stock is not currently quoted or listed and may never be quoted or listed by the OTC Markets or any other listing or quotation service and if listed, no market may ever develop for our common stock, or if developed, may not be sustained in the future. Investors may have difficulty in reselling their shares due to the lack of market or state Blue Sky laws.

Our common stock is currently not quoted on any market.  No market may ever develop for our common stock, or if developed, may not be sustained in the future.  The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there might be significant state law restrictions upon the ability of investors to resell our shares.  Accordingly, even if we are successful in having the shares available for trading on the OTC Markets, investors should consider any secondary market for our common shares to be a limited one.  We intend to seek coverage and publication of information regarding the company in an accepted publication, which permits a "manual exemption."  This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state.  However, it is not enough for the security to be listed in a recognized manual.  The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. We may not be able to secure a listing containing all of this information. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.  Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals.  The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin. Accordingly, our common shares should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

We are subject to the 15(d) reporting requirements under the Securities Exchange Act of 1934, due to the effectiveness of our registration statement which did not require us to file all the same reports and information as a fully reporting company.

With the effectiveness of our registration statement, we are now subject to the 15(d) reporting requirements according to the Securities Exchange Act of 1934.  We are required to file the necessary reports in the fiscal year that the registration statement is declared effective.  After that fiscal year and provided that we have less than 300 shareholders, we are not required to file these reports.  If the reports are not filed, the investors will have reduced information about us including about our business, plan of operations and financial condition.  In addition, as a filer subject to Section 15(d) of the Exchange Act, we are not required to prepare proxy or information statements; our common stock will not be subject to the protection of the going private regulations; we will be subject to only limited portions of the tender offer rules; our officers, directors, and more than ten percent (10%) shareholders are not required to file beneficial ownership reports about their holdings of our common shares; that these persons will not be subject to the short-swing profit recovery provisions of the Exchange Act; and that more than five percent (5%) holders of classes of your equity securities will not be required to report information about their ownership positions in the securities.

We may, in the future, issue additional securities, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize us to issue 90,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock.  As of the date of this Form 10-Q filing, we had 33,036,400 shares of common stock and 2,000,000 shares of Series A Preferred Stock outstanding.  Accordingly, we may issue up to an additional 56,963,600 shares of common stock and 8,000,000 shares of blank check preferred stock.  The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders.  We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock.  Our board of directors may designate the rights, terms and preferences of our authorized but unissued preferred shares at its discretion including conversion and voting preferences without notice to our shareholders.

There is no assurance of a public market or that our common stock will ever trade on a recognized stock exchange.  Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our common stock.  Our shares have not been listed or quoted on any exchange or quotation system.  There can be no assurance that an application for quotation of our common stock will be approved or that a regular trading market will develop or that if developed, will be sustained.  In the absence of a trading market, an investor may be unable to liquidate their investment.

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase our common stock.

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain future earnings, if any, to finance our business.  As a result, we do not anticipate paying any cash dividends in the foreseeable future.  Our payment of any future dividends will be at the sole discretion of our Board of Directors after considering whether we have generated sufficient revenues, our financial condition, operating results, cash needs, growth plans and other factors.  Accordingly, investors that are seeking cash dividends should not purchase our common stock.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities law provides a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks such as us.  As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

We are an "emerging growth company," and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the JOBS Act.  For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments, not previously approved.  We could be an emerging growth company for up to five (5) years, although we could lose that status sooner if our revenues exceed $1,000,000,000, if we issue more than $1,000,000,000 in non-convertible debt in a three (3) year period, or if the market value of our common stock held by non-affiliates exceeds $100,000,000 as of any April 30th date before that time, in which case we would no longer be an emerging growth company as of the following April 30th.  We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sale of Securities

On August 20, 2016, we borrowed the sum of $48,000 from our stockholder Michael Gleicher, the holder of 20,000 shares of our common stock. The note accrued interest at the rate of 5% per annum and was due on or before August 19, 2017. On September 16, 2016, we issued 960,000 shares valued at $.05 per share in satisfaction of all principal and interest due under the note.

On October 1, 2016, the Company issued an additional 13,300,000 restricted shares of our Common Stock to Kenneth T. Moore our President, Chief Executive Officer and Sole Director as a bonus for services rendered to us.  The shares were valued at the contemporaneous private placement offering price of $0.10 per share resulting in a total value of $1,330,000 for financial accounting purposes with the total amount expensed in October of 2016.  Both before and after the issuance to Mr. Moore, he had the ability to determine the outcome of all matters submitted to a vote of our stockholders.

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer. Pursuant to the terms of the one (1) year agreement, the Company will pay aggregate consideration of $48,000 in cash and issued 1,000,000 shares of common stock on October 1, 2016, valued at the contemporaneous private placement offering price of $0.10 per share resulting in a total value of $100,000 for financial accounting purposes with the total amount to be expensed over the terms of the agreement through September 30, 2017.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

             None.

ITEM 4.  MINE SAFETY DISCLOSURES.

             Not applicable.

ITEM 5.  OTHER INFORMATION.

On October 1, 2016, the Registrant entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer.  Mr. King’s biographical information is below.

Name	Age	Position

Colm J. King	58	Chief Financial Officer

Since 2008, Mr.  King has provided financial, executive and corporate regulatory compliance services to numerous private and public entities.  He has served as the Chief Executive Officer of Oasis Communities, Inc. (U.S. Private Developer of Residential Community in Central America) since March 2013.  Previously,  Mr. King served as the Chief Financial Officer of Sonant Systems, Inc. (U.S. Public Telecommunication Company) from September 2014 until March 2015, Chief Financial Officer of Bio-Nucleonics, Inc. (U.S. Private Development and Commercialization of Radiopharmaceuticals Company) from  February 2011 until December 2012, President and Chief Executive Officer of Cavit Sciences,  Inc. (U.S. Public Biotech Development  Company) from April 2006 until  November  2008;  served as the President  and Chief  Executive Officer  of Hard to  Treat  Diseases,  Inc.  (U.S.  Public  Biotech  Development Company) from October 2003 until April 2006;  worked at Berkovits,  Lago & Company, LLP, a public accounting firm, where he provided audit compliance and consulting services to the firm's  publicly  held clients  from January 2003 until  October 2003;  served  as the  Controller  and Chief  Financial  Officer  for  Peregrine Industries, Inc. (U.S. Public Pool Heater Manufacturing Company) from March 2002 through November 2002;  served as the Controller and Chief Financial  Officer of NetGain  Development,  Inc.  (U.S.  Public  Internet  Development  Company) from November 2000 until March 2002 and worked at BDO Seidman,  LLP in New York City, where he  provided  audit  compliance  and  consulting  services  to the  firm's publicly held clients from 1998 until 2000. Mr. King received a B.S. in Business Administration from St. Thomas Aquinas College, became licensed for practice as a Certified  Public  Accountant  in New York State in November  1987  (currently inactive  and not  registered)  and is a member  of the  American  Institute  of Certified  Public  Accountants  and the Florida  Institute of  Certified  Public Accountants.

ITEM 6.  EXHIBITS.

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

Exhibit No.                                  Description

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit	Description

31.1* 31.2*	Certification under Section 302 of Sarbanes-Oxley Act of 2002 Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1* 32.2*	Certification under Section 906 of Sarbanes-Oxley Act of 2002 Certification under Section 906 of Sarbanes-Oxley Act of 2002
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T

*

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            POSTADS, INC.

Date: November 14, 2016	By:	/s/Kenneth T. Moore
Kenneth T. Moore
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/Colm J. King
Chief Financial Officer
(Principal Accounting Officer)