Form 10-K
period 2016-12-31
PostAds, Inc.
filed 2018-04-17
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2016

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.   See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of March 30, 2018, there were 33,036,400 outstanding shares of the Registrant's Common Stock at $.001 par value and 2,000,000 outstanding shares of the Registrant's Series A Preferred Stock at $.001 par value.

PostAds, Inc.

Table of Contents

Note Regarding Forward-Looking Statements

Unless the context otherwise requires, we use the terms “PostAds,” “PostAds MarketPlace,” the “Company,” “we,” “us” and “our” on Form 10-K to refer to PostAds, Inc.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include information related to our possible or assumed future results of operations and expenses, our outlook, our mission, business strategies and plans, business environment, market size, product capabilities and release timing and future growth. Forward-looking statements include all statements that are not historical facts. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements are not guarantees of performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those risks include those described in “Risk Factors” and elsewhere in this report. Given these uncertainties, you should read this report in its entirety and not place undue reliance on any forward-looking statements on Form 10-K.

Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements made in this report. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Forward-looking statements represent our beliefs and assumptions only as of the date of this report. We disclaim any obligation to update forward-looking statements.

PART I.

Item 1. Business.

Overview

We were founded as a sole proprietorship on August 26, 2013. We changed our structure to a corporation on August 17, 2015, by incorporating in the State of Nevada. We were founded by Kenneth T. Moore to commercialize an online marketplace for buyers and sellers of goods and services.

Our principal executive office is located at 201 S.E. 15th Terrace, Suite 203, Deerfield Beach, Florida 33431 and our telephone number is 954-464-1642. Our website is located at www.PostAds.com.

Operations

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

We completed our initial website in August of 2015 and completed enhanced features of our site in April of 2016. Since our inception, we have placed over 18,995 free ads and obtained 4,577 registered users of the Post Ads marketplace.

We plan to convert our registered users into paying users by offering enhanced listings to increase the visibility of the ad. Because we offer free ads in all categories other than employment and personal, we expect our registered user base and product and service offerings to continually increase over time.

Our key activities to date include: (i) development of the business plan and plan of operations for the Post Ads Marketplace; (ii) development of the retail and fee-for-service features of the Post Ads Marketplace (iii) development of the auction platform of the Post Ads Marketplace; (iv) creation of our classified ad categories and features for the Post Ads Marketplace; (v) entering into an agreement with our website developer; (vi) creating features allowing visitors to become registered users of our online marketplace (vii) setting up our initial website to generate registered users, (viii) obtaining 4,577 registered users, (ix) placing more than 18,995 ads without charge and screening the ads prior to placement to ensure compliance with our terms of service, and (x) completing our website and enhancing its features including functionality and security features.

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

The PostAds Marketplace

Our marketplace is structured so that we offer sellers free listings in all categories other than employment and personal ads so that we can continuously increase our registered users. As the number of visitors for free product and service listings grows, the PostAds marketplace will become an attractive platform for sellers and other businesses seeking to purchase listing enhancements and advertising for their products and services. For sellers of goods and services, our goal is to provide the most effective and economical posting of ads on the internet.  Sellers can post classified ads for free for products and services.  All users of the site can view all posted ads without charge.  Because we are an internet based business, our success depends upon attracting visitors to our site.  To date, we have placed over 18,995 ads without charge on the PostAds Marketplace. This resulted in 4,577 registered non-paying users.

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

Listing Categories

Our platform offers the four listing categories:

•  Retail Store Fronts

•  Fee-For-Service Store Fronts

•  Auction Listings

•  Classified Ads

Upon receiving a request for an ad, paid or unpaid, it is reviewed by us to ensure the ad complies with our terms of services which prohibits ad placements that are unlawful, obscene, harassing or threatening.

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

Classified Ads

 We offer classified ad postings into primary categories with subcategories. The primary categories are:

•	For Sale
•	Classes
•	Gigs
•	Real Estate
•	Pets
•	Community
•	Boats
•	Jobs
•	Trucks
•	RV’s
•	Aviation
•	Personals
•	Autos
•	Services
•	Motorcycles

Classified ad listings under “Jobs” and “Personal” categories are paid listings. The PostAds Marketplace allows users to search employment ads and personal ads by location and ads in the employment category include:

• Accounting	• Education	• Home Based	• Real Estate	• Transportation
• Architecture	• Engineering	• Human Resources	• Retail/Wholesale	• TV/Film/Video
• Art & Design	• Food & Beverage	• Legal	• Technology	• Other
• Bio-Tech	• General	• Manufacturing	• Salon/Spa/Fitness
• Business	• Government	• Marketing	• Security
• Clerical	• Health & Fitness	• Medical	• Skilled Trades
• Customer Service	• Hotel	• Non-Profit	• Sales/Business Development

Revenues

We plan to generate revenues from:

•	Monthly Seller fees of $6.95 per month for each retail store front listing,

•	Monthly Seller fees $6.95 per month for each service store front listing,

•

Charging for ads in the Jobs category which currently has a fee of $5.00 per listing for a 30-day ad and personals category which has fees ranging from $1.00 to $15.00 depending on the category and ad duration, and

  •     Charging Sellers for ad enhancements to sellers.

                 Ad Enhancements. We plan to offer ad enhancements to sellers (including retail store front listings, service store front listings, action listings and classified ad listings) as follows:

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

The Chart below summarizes the ad enhancements we offer:

Type of Ad	Feature	Monthly Listing Fees	Options Listing Enhancements
Retail Store Front	Allows users to create their own webpages/store front within our website to sell their own goods	$6.95	• Banner advertising fees ranging from $2.99 to $99.00 • Ad-On 0.25 to 3.00 per item, and • Premium placement fees of $1.00 and $3.00
Service Store Front	Allows users to create their own webpages/store front within our website to sell their own services	$6.95	• Banner advertising fees ranging from $2.99 to $99.00 • Ad – on 0.25 to 3.00 and • Premium placement fees of $1.00 and $ 3.00
Auction Listing	Auction listings allow Sellers to offer goods in a bidding auction and include a buy now option.	$0	• Banner advertising fees ranging from $2.99 to $99.00 • Ad-Ons $0.25 to 3.00 per item, and • Premium placement fees of $1.00 and $3.00
Classified Listings Other than Jobs & Personal Ads	Classified listings allow sellers to place goods and/or services under various categories.	$0	• Banner advertising fees ranging from $2.99 to $99.00 • Ad-Ons $0.25to 3.00 per item, and • Premium placement fees of $1.00 and $3.00
Paid Classified Categories Jobs & Personal Ads	Jobs & Personal Ads	$5.00 Per month per listing	• Banner advertising fees ranging from $2.99 to $99.00 • Ad-Ons $0.25 to 3.00 per item, and • Premium placement fees of $1.00 and $3.00

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

Website Feature	Feature	Revenue	Cost to Complete Feature	Completion Date
Bulk Uploader Auction and Classified Ad	Allows Auction and Classified Ad Sellers to upload ads for multiple products and/or services at the same time	There is no charge to users of this feature.	$0	Completed in April 2016
Feature for Buyers	Allows buyers to search for items or services they wish to purchase throughout different categories (retail store front, service store front classified ads and auction) at the same time	There is no charge to users of this feature.	$0	Completed in April 2016
Bulk Uploader for Store Fronts	Allows store front sellers to upload ads for multiple products and/or services at the same time to their store front.	There is no charge to users of this feature.	$0	Completed in April 2016

Our PostAds platform offers sellers the following features:

•	"Payment Gateway" Seller to buyer payment gateway for classified ads. Buy now feature for auction ads.

•	"My Account" pages allow sellers to edit their account settings any time.

•	"Listing" process is very simple to use. Our site guides sellers through each step of the process which only takes a minute or two before their listing is live on the site.

•	"My Active Listings" page allows sellers to view a list of their "Active Listings" on the site, as well as, edit those listings.

•	"My Expired Listings" page allows sellers to view listings that have recently expired on the site.

•

"Messaging System" gives sellers the ability to communicate with buyers directly from the site without having to open up its email client. Message system offers a "private" setting for sellers to keep their email private from other sellers and buyers on the site.

•	"Browse by thumbnails" feature allows for the first photo a seller uploads to be displayed as a thumbnail image while visitors are browsing the site.
•	"Seller's Other Listings" link is conveniently located on the listing display page for its potential buyers to view all of its other listings that are currently active on the site.

•	"Tell-a-Friend" link on each listing display page allows visitors to its listing to quickly send a listing's details to a friend using the site's messaging system.

•

"Contact Seller" link is explicitly located on each listing page for its buyers to contact sellers directly with any questions they may have concerning its listing. The listing title is automatically included in the message that is sent for quick reference.

•	"Listing Extras" features allow sellers to add additional indicators to its listing to attract more attention from potential buyers while they are browsing the site.

•	"Featured Listing" status gives its listing some additional exposure at the top of all browse listing pages.

•	"Better Placement" feature gives its listing priority (higher placement within table) over other listings within that same category.

•	"Bolding" feature bolds the text in its listing and changes the background color for additional attention.

Our PostAds platform offers buyers of goods and services the following features:

•	"Payment gateway" Payment gateway to purchase items directly from a seller.

•	"My Account" pages allow buyers to edit their account settings any time.

•

"Listing Favorites" allows a buyer to keep a list of his or her "Listings to Watch". Add as many listings to the list as the buyer desires and delete items at any time within the buyer’s personal account page.

•	"Advanced Search" page allows the buyer to narrow his or her search or expand the search to meet exact specifications.

•

"Messaging System" gives a buyer the ability to communicate with a seller directly from this site without having to send personal email. If the seller replies to a message through the Message system, that message is stored on the site for the buyer to retrieve at a later time.

•	"Seller's Other Listings" link is conveniently located on the ad display page for the buyer to view all of a particular seller's listings that are currently active on the site.

•	"Tell-a-Friend" link on each listing display page allows buyers to quickly send a listing's details to a friend using the site's messaging system. No need for email!

•	"Browse by thumbnails" allows a buyer to browse the site previewing thumbnail images of listings without having to first click through to the listing details page.

•	"Contact Seller" link is easily located on each listing page for buyers to contact the sellers directly with any questions concerning a listing.

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

Marketing

We also plan to attract visitors by developing our “PostAds Marketplace” brand name and “No Fees for Buyers” slogan to attract visitors to our PostAds Marketplace.

Our marketing strategy involves converting our registered members to paying users. We plan to accomplish this by sending monthly newsletters with updates and company information. We started this in July of 2016.

We plan to also conduct the following marketing activity:

•

We completed our initial email marketing and print materials targeting retail store front owners in April of 2016, and plan to deliver these materials in September of 2016 and use this as an ongoing method of marketing.

•

We started social media postings using Facebook in July of 2016. We plan to launch social media campaigns on Twitter, Facebook, Linked-in and other websites to create recognition of our market place and drive traffic to our website beginning October of 2016, and use this as an ongoing form of marketing.

•

We completed our initial email marketing and print materials targeting service providers for our fee-for-service store fronts in May of 2016, and plan to deliver these materials in October of 2016 and use this as an ongoing form of marketing.

•	In November of 2016, we plan to establish Google AdWords and search engine optimization campaigns to drive traffic to our website.

•	In December of 2016, we plan to develop email marketing and print materials to attract potential advertisers to our website.

We believe that a marketing mix of email and social media campaigns and internet advertising is an optimal strategy to increase revenues.

 Employees

We have a total of one (1) full time employee consisting of our President, Chief Executive Officer and Director, Kenneth T. Moore. We employ two (2) part-time employees, consisting of our Chief Financial Officer, Colm J. King and another employee who provides bookkeeping, clerical and administrative services on an as needed basis. We use the services of outside consultants on an as needed basis.

None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages.  We believe that we maintain good relationships with our employees.

Property

Our corporate headquarters is located in Deerfield Beach, Florida where we occupy approximately 369 square feet under a lease that expires in November 2016 and is renewable each year for an additional term of one year. We use this facility for our principal administration, technology, development and research activities.  We believe that our current facility is suitable and adequate to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities.

Dependence on a Few Customers

We are not dependent on one or a few customers.

Raw Materials

We do not use raw materials in our products.

Research and Development

All of our research to date has been done by Kenneth T. Moore, our President, Chief Executive Officer and Director who is in charge of our day to day operations.  We have not spent any amounts on research and development since our inception on August 26, 2013.

Competition

We believe the PostAds Marketplace offers benefits not found with other auction services particularly for smaller buyers and sellers of inexpensive items because we plan to offer the primary features found on other auction sites like Ebay without the fees that they charge. We provide basic auction listings without charge to the Seller. We also offer multiple seller platforms including store fronts, classifieds and auctions. Ebay in most instances charges an item insertion fee as well as a final value fee (percentage of sale price) making it costly for smaller sellers to list their items for sale. This fee in turn increases the price paid by small buyers. By not charging these fees and offering ad enhancements that are optional, we may be able to attract smaller sellers and buyers that are unwilling to pay the fees charged by Ebay. Craigslist does not offer an auction platform nor on their classifieds do they offer a user storefronts or listing enhancements. Similarly, Ebay does not offer classifieds. We are not aware of any marketplaces offering the combination of platforms that we offer. We also believe that by offering store fronts, classifieds and auctions, we will be able to migrate other online marketplace users to our website.

The online product and service marketplace is highly competitive and rapidly changing.  Our ability to compete depends upon many factors within and outside our control, including the performance and reliability of our marketplace, customer service, marketing efforts and development of our brand name and slogan.  Due to the relatively low barriers to entry we expect additional competition from other emerging companies.  Many of our existing and potential competitors are substantially larger than us and have significantly greater financial, technical and marketing resources.  As a result, they may be able to respond more quickly to new or emerging technologies for our products.  There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressure will not have a material adverse effect on our business, operating results and financial condition.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, our financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information in this Annual Report. If any of these risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. As a result, the price of our common stock could decline and you could lose part or all of your investment.

Our ability to successfully operate our business and achieve our goals and strategies is subject to numerous risks including:

•	Because we do not have an audit or compensation committee, shareholders must rely on our sole officer and director Kenneth T. Moore, who is not independent, to perform these functions.

•

Our Chief Executive Officer and director, Kenneth T. Moore has voting control over all matters submitted to a vote of our common stockholders because of his ownership of 20,000,000 common shares and 2,000,000 shares of Series A Preferred Stock that provide him with an aggregate of 100,000,000 votes, he holds 120,000,000 out of 133,036,400 votes representing 90.2% of the votes on all matters submitted to our stockholders, which prevents our minority shareholders from having the ability to control any of our corporate actions.

•

There is substantial doubt about our ability to continue as a going concern as a result of our limited operating history and financial resources, and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

•	We are an early stage company with no historical performance for you to base an investment decision upon.

•	We are dependent upon the sale of our securities to fund our operations.

•	If we are unable to generate sufficient revenues for our operating expenses we will need financing, which we may be unable to obtain.
•	We are dependent on our ability to convert free users of the PostAds Marketplace into paying customers.

•	Expenses required to operate as a public company will reduce funds available to develop our business.

•	Third parties can develop the same website portal we have which may negatively affect our revenues.

•	If we fail to develop our brand cost-effectively, our business may be adversely affected.
•

We are dependent upon the efforts of our sole officer and director, Kenneth T. Moore who has no experience managing a public company which is required to establish and maintain disclosure controls and procedures and internal control over financial reporting.

•	Our obligations as an SEC reporting company may require significant management time which will reduce the amount of time our sole officer and director can dedicate to our operations.

•	The offering price of the common shares being registered on behalf of the Selling Stockholders has been arbitrarily determined by us and bears no relationship to any criteria of value.

•

Our common stock is not currently quoted or listed and may never be quoted or listed by the OTC Markets or any other listing or quotation service and if listed, no market may ever develop for our common stock, or if developed, may not be sustained in the future.

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

•

The last day of our fiscal year during which we have had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every five (5) years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

•	The last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective IPO registration statement;

•	The date on which we have, during the previous three (3) year period, issued more than $1,000,000,000 in non-convertible debt; or

•	The date on which we are deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting.  This statement shall also assess the effectiveness of such internal controls and procedures.  Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment and the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which requires the shareholder approval of executive compensation and golden parachutes.  These exemptions are also available to us as a Smaller Reporting Company.

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

For the years ended December 31, 2016 and 2015 we incurred net losses of $1,614,068 and $344,916, respectively.  As a result, our independent registered public accounting firm has included an explanatory paragraph in their audit opinion that we may be unable to continue as a going concern. Our limited operating history and financial resources raises substantial doubt about our ability to continue as a going concern and our financial statements contain a going concern qualification. Our financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

We are an early stage company with no historical performance for you to base an investment decision upon, and we may never become profitable.

We are an early stage company and as of the filing date of this Form 10-K, we have generated minimal revenue from operations. We have generated minimal revenue from operations since our inception. For the years ended December 31, 2016 and 2015 we incurred net losses of $1,614,068 and $344,916, respectively.

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

We have generated minimal revenue since inception. We will need to obtain additional financing in order to complete our business plan because we have not generated revenues from our operations. We do not have any arrangements for outside financing and we may be unable to locate financing on favorable terms or at all.  For the years ended December 31, 2016 and 2015 we incurred net losses of $1,614,068 and $344,916, respectively. Because we lack historical financial data, including revenue data, our future revenues are unpredictable.

Our operating expenses are presently approximately $6,000 per month or $72,000 annually.  When the Company was declared effective our operating expenses increased by approximately $4,000 per month or $48,000 annually because of the costs of SEC reporting.  We will require approximately $10,000 per month or $120,000 over the next twelve (12) months to meet our operational costs, which consist of rent, advertising, salaries and other general, administrative expenses and costs of compliance with SEC reporting obligations. As of the date of this Form 10-K, we had cash on hand of approximately $22 which is insufficient to pay for our operating costs for one (1) month.   If we do not receive additional financing, we will be unable to implement our business plan which would prevent us from generating revenues and cause you to lose your investment in our common stock.

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

Expenses required to operate as a public company will reduce funds available to us and could negatively affect our results of operations, cash flow and financial condition.

Operating as a public company is more expensive than operating as a private company. As a public company we will require additional funds to obtain outside assistance from legal, accounting, investor relations, and other professionals that could be more costly than planned.  We may also be required to hire additional staff to comply with additional SEC reporting requirements.  Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.  If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the OTC Markets OTCQB, or, if we have secured a qualification, we may lose the qualification and our securities would no longer trade on OTC Markets OTCQB.  Further, if we fail to meet these obligations and consequently fail to satisfy our SEC reporting obligations, investors will then own stock in a company that does not provide the disclosure available in quarterly, annual reports and other required SEC reports that would be otherwise publicly available leading to increased difficulty in selling their stock due to our becoming a non-reporting issuer.

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

We offer the PostAds marketplace in will be increasingly obligated to comply with the laws of the countries or markets buyers and sellers of the PostAds marketplace are located. Because our services will be accessible in some foreign jurisdictions and we facilitate sales of goods and provide services to users in these jurisdictions, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers or one or more of our users, or the location of the product or service being sold or provided in an ecommerce transaction. Laws regulating Internet, mobile and ecommerce technologies outside of the United States are generally less favorable to us than those in the United States. Compliance may be more costly or may require us to change our business practices or restrict our service offerings, and the imposition of any regulations on us or our users may harm our business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements on us (e.g., in cross-border trade). Our failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our services, in addition to the significant costs we may incur in defending against such actions which would harm our financial condition.

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

We have two officers; one of whom is our sole director.  Kenneth T. Moore is our Chief Executive Officer, President and sole Director and Colm J. King is our Chief Financial Officer.  In order to grow and implement our business plan, we may need to add managerial talent in sales, technology, and finance. There is no guarantee that we will be successful in adding such managerial talent which could negatively impact our plan of operations.

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

We are a startup company. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  We have nominal revenues from operations and are dependent upon the sale of our securities to fund our future plans. There is no assurance we will be successful or ever generate revenues from operations. An investment in our common shares represents significant risk and you may lose all or part of your entire investment.

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

We have generated nominal revenues from operations. We will need to obtain additional financing in order to complete our business plan because we currently do not have any income. We do not have any arrangements for outside financing. We are dependent on the sale of our securities to implement our business plan and fund our operations. There is no assurance we will be able to obtain future funding for our operations from the sale of our securities. The future issuance of our securities will result in substantial dilution in the percentage of our common stock held by our then existing stockholders, and would likely have an adverse effect on any trading market for our common stock. Obtaining financing would be subject to a number of factors, including investor acceptance. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us. If we do not obtain additional financing our business will fail.

We may not be able to attract enough paying sellers to operate profitably. If we do not make a profit, we may have to suspend or cease operations.

We are a developing company and do not have substantial capital and must be selective in marketing of our online marketplace. We plan to generate revenues from fees charged to sellers. Our online platform will be marketed through public relations, search engine optimization, search engine keyword advertising, and social media advertising. Because we have limited marketing resources, we may not be able to attract sufficient sellers to our platform.  We will need to obtain additional financing in order to complete our business plan because we currently do not have revenues from operations. We do not have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us. If we do not obtain additional financing our business will fail.

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

Risks Related To Our Management

Should we lose the services of Kenneth T. Moore, one of our two officers and our sole director, our operations and financial condition may be negatively impacted.

Our future depends on the continued contributions of Kenneth T. Moore, one of our two officers and our sole director, who would be difficult to replace. Mr. Moore’s services are critical to the management of our business and operations. We do not maintain key man life insurance on Mr. Moore. Should we lose the services of Mr. Moore, we may be unable to replace his services with equally competent and experienced personnel and our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

One of our two officers and sole director has voting control over all matters submitted to a vote of our common stockholders, which will prevent our minority shareholders from having the ability to control any of our corporate actions.

As of the date of this filing, we had 33,036,400 shares of common stock outstanding, each entitled to one (1) vote per common share. Our President, Chief Executive Officer and Director, Kenneth T. Moore controls 20,000,000 shares which entitle the holder to one (1) vote per share and 2,000,000 preferred shares which entitle the holder to fifty (50) votes per share.  As such, the aggregate number of common shares controlled by Mr. Moore effectively entitles him to vote approximately 120,000,000 out of 133,036,400 votes outstanding or 90.2% of our outstanding common shares on all matters submitted to a vote of our common stockholders.  As a result, he has the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election of directors.  Mr. Moore’s control of our voting securities may make it impossible to complete some corporate transactions without his support and may prevent a change in our control.  In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

Risks Related to Our Common Stock

The offering price of the common shares registered on behalf of the Selling Stockholders has been arbitrarily determined by us and bears no relationship to any criteria of value; as such, investors should not consider the offering price or value to be an indication of the value of the shares being registered.

Currently, there is no public market for our common stock.  The offering price for the common shares registered on behalf of the Selling Stockholders named in our registration statement had been arbitrarily determined by us and is not based on assets, operations, book or other established criteria of value.  Thus, investors should be aware that the offering price does not reflect the book value, market price or other recognized criteria representing the value of our common shares.

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

Our common stock is not currently quoted or listed and may never be quoted by the OTC Markets or any other listing or quotation service.  If we fail to continue filing reports under Section 15(d) of the Securities Exchange Act of 1934 in the future, our common shares (if listed or quoted) would no longer be eligible for quotation, which could reduce the value of your investment.

We file periodic reports with the Securities and Exchange Commission as required under Section 15(d).  However, if in the future we fail to continue filing reports under Section 15(d), our common stock can no longer be quoted by the OTC Markets, which could reduce the value of your investment.  Of course, there is no guarantee that we will be able to meet the requirements to be able to cease filing reports under Section 15(d), in which case we will continue filing those reports in the years after the fiscal year in which this registration statement is declared effective.  We are required to continue to file quarterly and annual reports with the SEC and will also subject us to the proxy rules of the SEC.  In addition, our officers, directors and ten percent (10%) stockholders will be required to submit reports to the SEC on their stock ownership and stock trading activity.

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

Our Articles of Incorporation authorize us to issue 90,000,000 shares of common stock and 10,000,000 shares of preferred stock.  As of the date of this filing, we had 33,036,400 shares of common stock and 2,000,000 shares of Series A Preferred Stock outstanding. Accordingly, we may issue up to an additional 56,963,600 shares of common stock and 8,000,000 shares of preferred stock.  The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders.  We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock.  Our board of directors may designate the rights, terms and preferences of our authorized but unissued preferred shares at its discretion including conversion and voting preferences without notice to our shareholders.

There is no assurance of a public market or that our common stock will ever trade on a recognized stock exchange.  Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our common stock.  Our shares have not been listed or quoted on any exchange or quotation system.  There can be no assurance that a market maker will agree to file the necessary documents with FINRA for our shares to be quoted by the OTC Markets, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained.  In the absence of a trading market, an investor may be unable to liquidate their investment.

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

Although the federal securities law provides a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks.  As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Deerfield Beach, Florida where we occupy approximately 369 square feet under a lease that expires in November 2017 and is renewable each year for an additional term of one year. We use this facility for our principal administration, technology, development and research activities.  We believe that our current facility is suitable and adequate to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities.

Item 3. Legal Proceedings.

On November 7, 2016, a complaint (Oceanside Equities, Inc. v. PostAds, Inc., Case Number: CACE-16-020387-21) was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida against the Company.  The complaint was brought by Vincent Beatty on behalf of Oceanside Equities, Inc. in an attempt to get 998,000 shares of our common stock (the “shares”) that were cancelled and returned to treasury on August 14, 2016 and an additional $10,000 of compensation from the Company.  Mr. Beatty entered into an agreement with the Company on August 18, 2015 to provide consulting services to the Company in consideration for compensation of $20,000 and the shares. Company management believes they were induced into entering the agreement by a misrepresentation of the services he would perform and as a result of his failure to perform such services, the Company’s position is that he is not entitled to the compensation.  The Company has been damaged as a result of Mr. Beatty’s misrepresentations and further believes he has been unjustly enriched by the $10,000 initial payment he received from the Company as part of the compensation pursuant to the agreement.  The Company intends to defend itself vigorously against this action.  In light of the early stage of the litigation, the Company is unable to predict the outcome, but does not expect the outcome to have a material effect on the results of our operations.

As of December 31, 2016, other than the above-mentioned complaint, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

See “Note 9 - Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for our common stock.  Our shares have not been listed or quoted on any exchange or quotation system.  A market maker has filed the necessary documents with FINRA for our shares to be quoted on the OTC Markets OYTCQB and we are awaiting approval.

Holders of Record

As of the close of business on March 9, 2018, there were approximately 28 stockholders of record of our common stock. The number of stockholders of record is based upon the actual number of holders registered on this date with our transfer agent.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and future earnings and do not anticipate paying cash dividends in the foreseeable future. Any future decision to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors thinks are relevant.

Unregistered Sales of Equity Securities

During August 2015, we issued 6,796,000 shares of our common stock to five (5) persons for services rendered to us which we valued at $.05 per share or an aggregate of $339,800.   On August 14, 2016, 998,000 shares of our common stock issued to one (1) person was cancelled for non-performance.

On August 20, 2016, we borrowed the sum of $48,000 from one of our shareholders. The note accrued interest at the rate of 5% per annum and was due on or before August 19, 2017. On September 16, 2016, we issued 960,000 shares of our common stock valued at $.05 per share to the shareholder in satisfaction of all principal and interest due under the note.

On October 1, 2016, the Company issued an additional 13,300,000 restricted shares of our common stock to Kenneth T. Moore our President, Chief Executive Officer and Sole Director as a bonus for services rendered to us.  For financial accounting purposes, the shares were valued at the contemporaneous private placement offering price of $0.10 per share resulting in a total value of $1,330,000 with the total amount expensed in October of 2016.

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer. Pursuant to the terms of the one (1) year agreement, the Company issued 1,000,000 shares of its common stock to Mr. King on October 1, 2016.  For financial accounting purposes, the shares were valued at the contemporaneous private placement offering price of $0.10 per share resulting in a total value of $100,000 with the total amount to be expensed over the terms of the agreement through September 30, 2017.

Item 6. Selected Financial Data.

The tables and information below are derived from our audited financial statements for the years ended December 31, 2016 and 2015.

Balance Sheet Summary	At December 31,
	2016	2015
Cash	$ 22	$ 16,353
Prepaid Expenses	$ 76,558	$ 117,087
Computer Equipment, Net	$ 774	$ 1,215
Total Assets	$ 77,384	$ 134,655
Total Liabilities	$ 69,324	$ 9,027
Total Liabilities and Stockholders' Equity	$ 77,384	$ 134,655

Year Ended December 31,
Statements of Operations Summary	2016	2015
Revenue	$ 66	$ -
Officer Compensation	$ 1,429,000	$ 25,000
Consulting & Legal Fees	$ 125,412	$ 268,700
General and Administrative Expenses	$ 59,722	$ 29,347
Impairment of Website Costs	$ -	$ 21,869
Net Loss for the Period	$ (1,614,068)	$ (344,916)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes and other financial information included elsewhere on Form 10-K. This discussion, particularly information with respect to our outlook, our plans and strategy for our business and our performance and future success, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in the “Risk Factors” section.

OVERVIEW

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

The PostAds Marketplace is structured so that we offer sellers free listings in all categories other than employment and personal ads so that we can continuously increase our registered users. As the number of visitors for free product and service listings grows, the PostAds marketplace will become an attractive platform for sellers and other businesses seeking to purchase listing enhancements and advertising for their products and services. For sellers of goods and services, our goal is to provide the most effective and economical posting of ads on the internet.  Sellers can post classified ads for free for products and services.  All users of the site can view all posted ads without charge.  Because we are an internet based business, our success depends upon attracting visitors to our site.  To date, we have placed over 18,995 ads without charge on the PostAds Marketplace. This resulted in 4,577 registered non-paying users.

Because the product and service ads are free, we expect to generate a large inventory of ads.  After the inventories of ads are generated, we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

 RESULTS OF OPERATIONS

We are in the development stage since we have not commenced planned principal operations.  Our activities since inception include devoting substantially all of our efforts to business planning and development. Additionally, we have allocated a substantial portion of our time and investment to the completion of our development activities to launch our marketing plan and generate revenues and to raising capital.  We have generated minimal revenue from operations. The Company’s activities during the development stage are subject to significant risks and uncertainties.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,958,660 at December 31, 2016 and for the year ended December 31, 2016, the Company had a net loss and net cash used in operating activities of $1,614,068 and $103,481, respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results and comparison of the years ended December 31, 2016 and 2015

The Company had minimal revenues of $66 and $0 for the years ended December 31, 2016 and 2015, respectively, since we had not yet initiated our sales and marketing programs and we had allocated a substantial portion of our time and investment to the completion of our development activities required in order to launch our marketing plan.  The nominal revenue of $66 for the year ended December 31, 2016 is the result of users purchasing ad enhancements, even though we had not yet initiated our marketing programs.  Our marketplace is structured so that we offer sellers free listings in all categories other than employment and personal ads so that we can continuously increase our registered users.  With the anticipated commencement of our advertising and marketing programs during the second and third quarters of 2018, we expect the number of visitors for free product and service listings to increase and we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services. The PostAds marketplace will become an attractive platform for sellers and other businesses seeking to purchase listing enhancements and advertising for their products and services.  Because we are an internet based business, our success depends upon attracting visitors to our site.  To date, we have placed over 18,995 ads without charge on the PostAds Marketplace. This resulted in 4,577 registered non-paying users.  Because the product and service ads are free, we expect to generate a large inventory of ads.  After the inventories of ads are generated, we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

Operating expenses were $1,614,134 and $344,916 for the years ended December 31, 2016 and 2015, respectively.   Operating expenses for the year ended December 31, 2016 consisted of $1,429,000 of officer compensation, $59,722 of general and administration expenses and $125,412 of consulting fees.   Operating expenses for the year ended December 31, 2015 consisted of $25,000 of officer compensation, $29,347 of general and administration expenses, $268,700 of consulting fees and $21,869 of Impairment of Website Costs.  Operating expenses and specifically officer compensation was substantially higher during the year ended December 31, 2016 as a result of the October 1, 2016 issuance of an additional 13,300,000 restricted shares of our common stock to the Company’s Chief Executive Officer as a bonus for services rendered and 1,000,000 restricted shares of our common stock to the Company’s Chief Financial Officer pursuant to and expensed over the term of his employment agreement with the Company.

The Company had net losses of $1,614,068 and $344,916 for the years ended December 31, 2016 and 2015, respectively.

Based on 22,198,247 weighted average shares outstanding for the year ended December 31, 2016, the loss per share was $0.07.

LIQUIDITY AND CAPITAL RESERVES

Sources of Liquidity

For the years ended December 31, 2016 and 2015 we generated revenues $66 and $0, respectively, from our business operations.  We funded our working capital requirements through the sale of our equity securities during the fourth quarter of 2015 and the first quarter of 2016.   During September and October of 2015, we sold 2,208,400 shares of common stock to nine (9) persons at the price of $.05 per share for aggregate proceeds of approximately $130,420.   During January and February of 2016, we sold 370,000 shares of common stock to ten (10) persons at the price of $.05 per share for aggregate proceeds of approximately $18,500.

  On August 4, 2016, we borrowed the sum of $25,000 from one of our stockholders and issued a note that bore interest at the rate of 10% per annum and was due on or before December 4, 2016. On August 30, 2016, we paid the loan back to the shareholder with a payment of $25,000 in satisfaction of all principal, and interest due under the note was waived.

 On August 20, 2016, we borrowed the sum of $48,000 from one of our stockholders and issued a note that bore interest at the rate of 5% per annum and was due on or before August 19, 2017. On September 16, 2016, we issued 960,000 shares valued at $.05 per share in satisfaction of all principal, and interest due under the note was waived.

On October 19, 2016, the Company prepared an offering to raise capital in the amount of $800,000 by offering up to 8,000,000 shares of common stock at $.10 per share, from which no shares were sold and the Company terminated the offering on March 31, 2017.

On November 16, 2016, we borrowed the sum of $20,000 from one of our stockholders and issued a note that bore interest at the rate of 10% per annum and is due on or before November 16, 2018.  Accrued interest expense of $250 for this loan has been recorded as part of accrued liabilities at December 31, 2016.

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

Net Cash Used in Operating Activities for the years ended December 31, 2016 and 2015

Net cash used in operating activities was $103,481 in the year ended December 31, 2016, primarily as a result of the net loss of $1,614,068, stock-based compensation expense of $1,355,000, amortization of prepaid consulting expense of $139,850 and changes in our operating assets and liabilities that provided $15,296 in cash.

Net cash used in operating activities was $89,738 in the year ended December 31, 2015, as a result of the net loss of $344,916, stock-based compensation expense of $274,950, impairment of website costs of $21,869 and changes in our operating assets and liabilities that used $43,260 of cash.

Net Cash Used in Investing Activities for the years ended December 31, 2016 and 2015

Net cash used in investing activities was $0 in the year ended December 31, 2016.

Net cash used in investing activities was $24,703 in the year ended December 31, 2015 attributable to payments for website development of $23,380 and the purchase of computer equipment of $1,323.

Net Cash Provided by Financing Activities for the years ended December 31, 2016 and 2015

Net cash provided by financing activities was $87,150 in the year ended December 31, 2016 attributable to proceeds from the sale of common stock of $18,500, proceeds from related party advances of $650, proceeds from related party loans of $93,000 which was offset by repayment of related party loans in the amount of $25,000.

Net cash provided by financing activities was $130,794 in the year ended December 31, 2015 attributable to proceeds from the sale of common stock of $130,420, capital contribution by our Founder of $324, proceeds from related party advances of $10,050 which was offset by repayment of related party loans in the amount of $10,000.

Contractual Obligations

Between August 13, 2015 and August 18, 2015, the Company entered into agreements with four consultants and one law firm for services. The agreements are for terms of between one month and one year. Pursuant to the terms of the agreements, the Company will pay aggregate consideration of $60,000 in cash and issue 6,796,000 shares of common stock, valued at $339,800 for financial accounting purposes. On August 14, 2016, 998,000 shares of our common stock issued to one (1) person was cancelled for non-performance.

On November 15, 2016, the Company renewed a one year lease agreement for our corporate office space upon verbal agreement with its landlord.  Pursuant to the terms of our original lease dated November 15, 2015, the lease was renewable for one extended term of one year with a three percent increase in the annual base rent for each additional lease term agreed upon.  Our current annual rental expense including sales tax is approximately $8,025, payable in monthly installments, before miscellaneous rent related fees, and renewable for one additional year pursuant to verbal agreement with the landlord.

On December 28, 2015, the Company entered into an agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for a term of two years at an annual salary of $65,000.  On October 1, 2017, the Company renewed the agreement for an additional two year term commencing December 28, 2017 at the same annual salary of $65,000.

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer. Pursuant to the terms of the one year agreement, the Company will pay aggregate consideration of $48,000 in cash and issued 1,000,000 shares of common stock on October 1, 2016.  On October 1, 2017, the Company renewed the agreement for an additional one year term commencing October 1, 2017 at the same annual salary of $48,000.

Recent Accounting Pronouncements

For information regarding our recently issued accounting pronouncements and recently adopted accounting pronouncements, please see “Note 3 - Summary of Significant Accounting Policies” in the Notes to Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The supplementary financial information required by this item is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PostAds, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

PostAds, Inc.

We have audited the accompanying balance sheets of PostAds, Inc. as of December 31, 2016 and 2015 and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PostAds, Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had an accumulated deficit of $1,958,660 at December 31, 2016 and had a net loss and net cash used in operations of $1,614,068 and $103,481, respectively, in 2016.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

April 5, 2018

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

PostAds, Inc.
Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash	$ 22	$ 16,353
Prepaid cash based consulting and legal fees	-	31,250
Prepaid stock based consulting and legal fees	75,000	83,600
Prepaid expenses and deposits	1,588	2,237
Total Current Assets	76,610	133,440
Computer equipment, net	774	1,215
Total Assets	$ 77,384	$ 134,655
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued liabilities	$ 21,499	$ 7,727
Advances payable - officer	700	50
Accrued officers' salaries payable	27,125	1,250
Total Current Liabilities	49,324	9,027
Loan payable - related party	20,000	-
Total Liabilities	69,324	9,027
Commitments and contingencies (Note 9)
Stockholders' Equity
Series A Preferred stock: 10,000,000 shares authorized; $0.001 par value,
2,000,000 shares issued and outstanding at December 31, 2016 and 2015	2,000	2,000
Common stock: 90,000,000 shares authorized; $0.001 par value, 33,036,400 and
18,404,400 shares issued and outstanding at December 31, 2016 and 2015, respectively	33,036	18,404
Additional paid in capital	1,931,684	449,816
Accumulated deficit	(1,958,660)	(344,592)
Total Stockholders' Equity	8,060	125,628
Total Liabilities and Stockholders´ Equity	$ 77,384	$ 134,655

PostAds, Inc.
Statements of Operations

	For the Years Ended December 31,
	2016	2015
Revenues	$ 66	$ -
Operating Expenses
Officer Compensation	1,429,000	25,000
General and Administrative	59,722	29,347
Consulting Fees	125,412	268,700
Impairment of Website Costs	-	21,869
Total Operating Expenses	1,614,134	344,916
Net Loss	$ (1,614,068)	$ (344,916)
Basic and Diluted Loss per Share
attributable to common stockholders:	$ (0.07)	$ (0.03)
Basic and Diluted Weighted Average
Number of Shares Outstanding
attributable to common stockholders:	22,198,247	12,228,979

PostAds, Inc.
Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2016 and 2015

					Additional		Total
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2014	2,000,000	$ 2,000	9,000,000	$ 9,000	$ 918	$ (11,918)	$ -

Reorganization reclassification	-	-	-	-	(12,242)	12,242	-
Common stock issued for services	-	-	6,796,000	6,796	333,004	-	339,800
Common stock issued for cash	-	-	2,608,400	2,608	127,812	-	130,420
Capital contribution by Founder	-	-	-	-	324	-	324
Net loss for year ended December 31, 2015	-	-	-	-	-	(344,916)	(344,916)

Balance December 31, 2015	2,000,000	$ 2,000	18,404,400	$ 18,404	$ 449,816	$ (344,592)	$ 125,628

Common stock issued for cash	-	-	370,000	370	18,130	-	18,500
Common stock issued for related party note conversion			960,000	960	47,040		48,000
Common stock cancellation	-	-	(998,000)	(998)	998	-	-
Common stock issued for officer compensation			14,300,000	14,300	1,415,700		1,430,000
Net loss for the year ended December 31, 2016	-	-	-	-	-	(1,614,068)	(1,614,068)

Balance December 31, 2016	2,000,000	$ 2,000	33,036,400	$ 33,036	$ 1,931,684	$ (1,958,660)	$ 8,060

PostAds, Inc.
Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,614,068)	$ (344,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	441	1,619
Stock based compensation	1,330,000	274,950
Impairment of website costs	-	21,869
Amortization of prepaid consulting	139,850	-
Changes in assets and liabilities:
Prepaid consulting	500	(50,000)
Prepaid expenses and deposits	649	(2,237)
Accrued liabilities	13,272	7,727
Accrued officer salary	25,875	1,250
Net Cash Used In Operating Activities	(103,481)	(89,738)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment	-	(1,323)
Payments for website development	-	(23,380)
Net Cash Used In Investing Activities	-	(24,703)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	18,500	130,420
Capital Contribution by Founder	-	324
Advances payable - Related Parties	650	10,050
Proceeds from related party loans	93,000	-
Repayment of advances payable - Related Parties	(25,000)	(10,000)
Net Cash Provided By Financing Activities	87,150	130,794
NET INCREASE (DECREASE) IN CASH	(16,331)	16,353
CASH AT BEGINNING OF PERIOD	16,353	-
CASH AT END OF PERIOD	$ 22	$ 16,353
SUPPLEMENTAL NON-CASH DISCLOSURES:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Common stock cancellation for non-performance of services	$ 998	$ -
Common stock issued for conversion of related party loan	$ 48,000	$ -
Common stock issued for future services	$ 100,000	$ 339,800

PostAds, Inc.

Notes to the Financial Statements

December 31, 2016 and 2015

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

We have not commenced planned principal operations.  Our activities since inception include devoting substantially all of our efforts to business planning and development. Additionally, we have allocated a substantial portion of our time and investment to the completion of our development activities to launch our marketing plan and generate revenues and to raising capital.  We have generated minimal revenue from operations. The Company’s activities during this early stage are subject to significant risks and uncertainties.

NOTE 2 - GOING CONCERN AND MANAGEMENT PLANS

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,958,660 at December 31, 2016 and for the year ended December 31, 2016, the Company had a net loss and net cash used in operating activities of $1,614,068 and $103,481, respectively.   These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of this report.

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

The Company plans to raise additional equity financing and procure loans to fund its operations though there is no assurance it will succeed. The Company has not generated meaningful revenues from its business operations and is dependent on its ability to raise capital.   If it is unable to raise all the capital it is seeking it may have to reduce its planned expenditures to a level where it can continue to operate until it obtains necessary financing. If it cannot obtain such financing and does not generate sufficient revenue to fund its operations, it may have to curtail or cease operations.

From January 2016 through February 4, 2016, the Company sold 370,000 shares of common stock for aggregate proceeds of $18,500 and during the six month period ended December 31, 2016 we received loans in the aggregate amount of $93,000 from related parties, of which $25,000 was repaid, $48,000 was converted into 960,000 shares of common stock and $20,000 is payable during November 2018.  If the Company is unable to raise all the capital it is seeking they may have to reduce their planned expenditures to a level where they can continue to operate until they obtain the necessary financing.

PostAds, Inc.

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.  As of December 31, 2016 and 2015, there were no cash equivalents.

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

Beginning after August 17, 2015 when the Company changed its structure to a corporation, the Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Also using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2016 and 2015, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years 2015 through 2016. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No such interest and penalties were recorded as of December 31, 2016 or 2015.

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

PostAds, Inc.

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

PostAds, Inc.

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2016, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended December 31, 2016 and 2015.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, which replaces existing revenue recognition guidance. The new guidance is effective for the annual and interim periods beginning after December 15, 2017. Among other things, the updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has performed a preliminary assessment over the Markets and Seller Services revenue streams and does not expect the adoption of this standard to have a material impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02, which requires a reporting entity to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases to increase transparency and comparability. The new guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. Upon adoption of this standard, the Company expects to recognize, on a discounted basis, its minimum commitments under non-cancelable operating leases on the consolidated balance sheets resulting in the recording of right of use assets and lease obligations. The Company is currently evaluating additional impacts the guidance will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09 for share-based payment transactions that require a reporting entity to recognize excess tax benefits and deficiencies as income tax expense or benefit in the income statement. The new guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted for financial statements as of the beginning of an interim or annual reporting period. The Company will adopt this standard in the first quarter of 2017 and anticipates increased volatility in the income statement upon recognition of excess tax benefits and deficiencies within the tax provision rather than as an adjustment to equity. The Company has elected to account for forfeitures when they occur and does not anticipate a material impact related to the change in forfeiture recognition.

In October 2016, the FASB issued ASU 2016-16 which eliminated the exception that previously existed for the income tax consequences of intra-entity asset transfers other than inventory. The new guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted in annual reporting periods for which interim or annual financial statements have not been issued. The Company plans to adopt this standard when applicable.

In November 2016, the FASB issued ASU 2016-18 which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The new guidance is effective for the annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the effect the guidance will have on its financial statements.

In January 2017, the FASB issued ASU 2017-01 to clarify the definition of a business and provide guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is to be applied on a prospective basis and is effective for the annual and interim periods beginning after December 15, 2017. As the adoption of this standard will only impact prospective acquisitions, the Company does not anticipate this update to have a material impact on its financial statements.

In January 2017, the FASB issued ASU 2017-04 to simplify the measurement of goodwill impairment by eliminating step two from the goodwill impairment test. The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The new guidance is effective for the annual and interim periods beginning after December 15, 2019 and early adoption is permitted. The Company does not anticipate the update to have a material impact on its financial statements.

PostAds, Inc.

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 4 – COMPUTER EQUIPMENT AND SOFTWARE

Computer equipment consisted of the following at:

	Estimated useful lives	December 31, 2016	December 31, 2015
Computer equipment	3 years	$ 1,323	$ 1,323
Less: Accumulated depreciation		(549)	(108)
Net		$ 774	$ 1,215

Depreciation expense on computer equipment was $441 and $108 for the years ended December 31, 2016 and 2015, respectfully.

NOTE 5 – LIABILITIES

Accrued liabilities - consisted of the following at:

	December 31, 2016	December 31, 2015
Accrued website consulting fees	$ 5,000	$ -
Accrued professional accounting fees	13,796	7,672
Accrued administrative fees	2,453	55
Accrued interest	250	-
Total accrued liabilities	$ 21,499	$ 7,727

Accrued officers’ salaries payable - consisted of the following at:

	December 31, 2016	December 31, 2015
Accrued officer salary	$ 27,125	$ 1,250

NOTE 6 – ADVANCES

Advances payable – officer - consisted of the following at:

	December 31, 2016	December 31, 2015
Advances payable - officer	$ 700	$ 50

Advances payable – officer represents non-interest bearing advances to the Company by the Company’s Chief Executive Officer, utilized to pay general and administrative expenses.

NOTE 7 – LOANS PAYABLE

Loan payable – related party - consisted of the following at:

	December 31, 2016	December 31, 2015
Loan Payable - related party	$ 20,000	$ 0

During September 2015, our stockholder Steve Weiss made a non-interest bearing loan in the amount of $10,000 to us for working capital purposes. We paid the loan back to Mr. Weiss during October 2015.

On August 4, 2016, we borrowed the sum of $25,000 from our stockholder Florence Weiss who is the mother of Steve Weiss, a principal shareholder and a related party of the Company. The note bore interest at the rate of 10% per annum and was due on or before December 4, 2016.  On August 30, 2016, we paid the loan back to Ms. Weiss with a payment of $25,000 in satisfaction of all principal, and interest due (approximately $175) under the note was waived.

PostAds, Inc.

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 7 – LOANS PAYABLE (continued)

On August 20, 2016, we borrowed the sum of $48,000 from our stockholder Michael Gleicher, the holder of 20,000 shares of our common stock. The note bore interest at the rate of 5% per annum and was due on or before August 19, 2017. On September 16, 2016, we issued 960,000 shares valued at $.05 per share based on the last sale of stock, in satisfaction of all principal, and interest due (approximately $200) under the note was waived.

On November 16, 2016, we borrowed the sum of $20,000 from our stockholder Florence Weiss who is the mother of Steve Weiss, a principal shareholder and a related party of the Company. The note bore interest at the rate of 10% per annum and is due on or before November 16, 2018.  Accrued interest of $250 for this loan has been recorded as part of accrued liabilities as of December 31, 2016.

NOTE 8 - STOCKHOLDERS EQUITY

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

The Company granted 6,796,000 common shares relating to agreements entered into by the Company between August 13, 2015 and August 18, 2015 with four consultants and one law firm for services.  The shares for services were valued at the contemporaneous private placement offering price of $0.05 per share resulting in a total value of $339,800 with $256,200 expensed in 2015 and $83,600 expensed in 2016, based on how the shares were earned over the terms of the agreements.  On August 14, 2016, 998,000 of the 6,796,000 common shares issued to one of the consultants on August 18, 2015 were cancelled as a result of the consultant not providing any of the services pursuant to his agreement.  (See Note 9 – Legal Proceedings)

On September 22, 2015, the Company prepared an offering to raise capital in the amount of $200,000 by offering up to 4,000,000 shares of common stock at $.05 per share. In 2015, 2,608,400 shares had been subscribed for with an aggregate amount of $130,420 received by the Company.

In 2016, 370,000 shares of common stock were subscribed for with an aggregate amount of $18,500 received by the Company.

On August 18, 2015, the Company entered into an agreement with Oceanside Equities, Inc., a Florida corporation controlled by our stockholder, Vincent Beatty. This agreement provides that we will pay Oceanside Equities 998,000 shares of our common stock for consulting services. On August 18, 2015, we issued the 998,000 shares of common stock to Oceanside Equities, Inc. as required by the agreement. We valued these shares at the price of $.05 per share or an aggregate price of $49,900 which was expensed over the service period through August 2016.   Oceanside Equities, Inc. did not provide the services required by the agreement and on August 14, 2016, the 998,000 common shares issued to Oceanside Equities were cancelled.  (See Note 9 – Legal Proceedings)

On August 20, 2016, the Company borrowed the sum of $48,000 from our stockholder Michael Gleicher, the holder of 20,000 shares of our common stock. The note accrued interest at the rate of 5% per annum and was due on or before August 19, 2017. On September 16, 2016, we issued 960,000 shares valued at $.05 per share in satisfaction of all principal, and interest due under the note was waived.

On October 1, 2016, the Company issued an additional 13,300,000 vested restricted shares of our Common Stock to Kenneth T. Moore our President, Chief Executive Officer and Sole Director as a bonus for services rendered to us.  For financial accounting purposes, the shares were valued at the contemporaneous private placement offering price of $0.10 per share resulting in a total value of $1,330,000 with the total amount expensed in October of 2016.  Both before and after the issuance to Mr. Moore, he had the ability to determine the outcome of all matters submitted to a vote of our stockholders.

PostAds, Inc.

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 8 - STOCKHOLDERS EQUITY (continued)

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer. Pursuant to the terms of the one (1) year agreement, the Company will pay aggregate consideration of $48,000 in cash and issued 1,000,000 shares of common stock on October 1, 2016.  For financial accounting purposes, the shares were valued at the contemporaneous private placement offering price of $0.10 per share resulting in a total value of $100,000 with the total amount to be expensed over the terms of the agreement through September 30, 2017.

On October 19, 2016, the Company prepared an offering to raise capital in the amount of $800,000 by offering up to 8,000,000 shares of common stock at $.10 per share, from which no shares were sold through December 31, 2016.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Service Agreements

Between August 13, 2015 and August 18, 2015, the Company entered into agreements with four consultants and one law firm for services. The agreements are for terms of between one month and one year. Pursuant to the terms of the agreements, the Company will pay aggregate consideration of $60,000 in cash and issue 6,796,000 shares of common stock, valued at $339,800 for financial accounting purposes.  As of December 31, 2016, all shares have been issued.  (See Note 9 – Legal Proceedings)

Lease Agreement

On November 15, 2016, the Company renewed a one year lease agreement for our corporate office space upon verbal agreement with its landlord.  Pursuant to the terms of our original lease dated November 15, 2015, the lease was renewable for one extended term of one year with a three percent increase in the annual base rent for each additional lease term agreed upon.  Our current annual rental expense including sales tax is approximately $8,025, payable in monthly installments, before miscellaneous rent related fees, and renewable for one additional year pursuant to verbal agreement with the landlord.

The following table represents the Company’s future minimum rent payments under its current operating lease agreement as of December 31, 2016:

Operating Lease
Periods ending
2017	$ 8,025
2018	$ 8,265
Total minimum payments required	$ 16,290

Employment Agreements

On December 28, 2015, the Company entered into an agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for a term of two (2) years at an annual salary of $65,000.  As of December 31, 2016, the Company had not yet paid $18,125 of Mr. Moore’s salary and this amount is included in accrued officers’ salaries payable at December 31, 2016.

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer. Pursuant to the terms of the one (1) year agreement, the Company will pay aggregate consideration of $48,000 in cash and issued 1,000,000 shares of common stock on October 1, 2016, valued at the contemporaneous private placement offering price of $0.10 per share resulting in a total value of $100,000 for financial accounting purposes with the total amount to be expensed over the terms of the agreement through September 30, 2017.  As of December 31, 2016, the Company had not yet paid $9,000 of the $48,000 cash consideration, representing the period from October 1, 2016 to December 31, 2016.  This amount of $9,000 is included in accrued officer salary payable.  The Company has expensed $25,000 of the $100,000 stock consideration, representing the period from October 1, 2016 to December 31, 2016.  The remaining $75,000 portion of the stock consideration, the unvested portion, is recorded as prepaid stock based consulting fees at December 31, 2016 on the Company’s balance sheet.

PostAds, Inc.

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

Legal Proceedings

On November 7, 2016, a complaint (Oceanside Equities, Inc. v. PostAds, Inc., Case Number: CACE-16-020387-21) was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida against the Company.  The complaint was brought by Vincent Beatty on behalf of Oceanside Equities, Inc. in an attempt to get 998,000 shares of our common stock (the “shares”) that were cancelled and returned to treasury on August 14, 2016 (see Note 8) and an additional $10,000 of compensation from the Company.  Mr. Beatty entered into an agreement with the Company on August 18, 2015 to provide consulting services to the Company in consideration for compensation of $20,000 and the shares. Company management believes that they were induced into entering into the agreement by a misrepresentation of the services he would perform and as a result of his failure to perform such services, the Company’s position is that he is not entitled to the compensation.  The Company has been damaged as a result of Mr. Beatty’s misrepresentations and further believes he has been unjustly enriched by the $10,000 initial payment he received from the Company as part of the compensation pursuant to the agreement.  The Company intends to defend itself vigorously against this action.  In light of the early stage of the litigation, the Company is unable to predict the outcome, but does not expect the outcome to have a material effect on the results of our operations.

As of December 31, 2016, other than the above-mentioned complaint, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

NOTE 10 – RELATED PARTY TRANSACTIONS

Accrued officers’ salaries payable in the amounts of $27,125 and $1,250 are recorded on the Company’s books at December 31, 2016 and 2015, respectively.  (See Note 5 – LIABILITIES)

Advances payable – officer in the amounts of $700 and $50 are recorded on the Company’s books at December 31, 2016 and 2015, respectively.  (See Note 6 – ADVANCES)

Loan payable – related party in the amounts of $20,000 and $0 are recorded on the Company’s books at December 31, 2016 and 2015.  (See Note 7 – LOANS PAYABLE)

On October 1, 2016, the Company issued 13,300,000 vested restricted shares of our Common Stock, at a total value of $1,330,000, to our Chief Executive Officer for services rendered.  (See Note 8 – STOCKHOLDERS EQUITY)

On October 1, 2016, the Company issued 1,000,000 restricted shares of our Common Stock, at a total value of $100,000, to our Chief Financial Officer, pursuant to his employment agreement with the Company.  (See Note 8 – STOCKHOLDERS EQUITY)

On December 28, 2015, the Company entered into an agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for a term of two (2) years at an annual salary of $65,000.  (See Note 9 – COMMITMENTS AND CONTINGENCIES - Employment Agreements)

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer for a term of one (1) year at an annual salary of $48,000.  (See Note 9 – COMMITMENTS AND CONTINGENCIES - Employment Agreements)

NOTE 11 - SUBSEQUENT EVENTS

On March 31, 2017, the Company terminated the offering prepared on October 19, 2016 to raise capital in the amount of $800,000 by offering up to 8,000,000 shares of common stock at $.10 per share.  No shares were sold in the offering through the termination date on March 31, 2017.

On October 1, 2017, the Company renewed its agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional one (1) year term commencing October 1, 2017 at the same annual salary of $48,000.

On October 1, 2017, the Company renewed its agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for an additional two (2) year term commencing December 28, 2017 at the same annual salary of $65,000.

During the period from January 2017 through March 2018, the Company’s Chief Executive Officer advanced approximately $60,000 to the Company to pay general and administrative expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that its internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified during the fourth quarter ended December, 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

OFFICERS AND DIRECTOR

Set forth below is the name, age, position and background of our executive officers and director.  Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board of Directors, or his successor is elected and qualified.  Directors are elected annually by our shareholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Kenneth T. Moore, President, Chief Executive Officer and Director

Kenneth T. Moore, age 54, is our Founder and has served as our Chief Executive Officer, President and Director from the inception of PostAds in.2015.  From August of 2014 until August of 2015, Mr. Moore served as a detention officer at the Florida Department of Juvenile Justice. From July of 2013 until September of 2013, he was a Cargo Operations Supervisor at McRobert Maritime Security. From January of 2013 until July of 2013, he was self-employed as a Trucking Owner Operator. Mr. Moore received certification as a Correctional Officer from Miami Dade Community College in 1991.

Colm J. King, Chief Financial Officer

Colm J. King, age 59, has served as our Chief Financial Officer since October 2016.  Mr.  King also serves as the Chief Executive Officer of Oasis Communities, Inc. (Private Developer of Residential Community in Central America) since March of 2013 in addition to providing financial, executive and corporate regulatory compliance services to numerous private and public entities since 2008.   Previous positions and services provided by Mr. King include serving as Chief Financial Officer of Sonant Systems, Inc. (Telecom Provider) from September 2014 to March 2015, serving as Chief Financial Officer of Bio-Nucleonics, Inc. (Private Biotech Development Company) from February 2011 to February 2013, serving as Chief Executive Officer of Cavit Sciences, Inc. (Biotech Development  Company) from April 2006 to November  2008,  serving as Chief  Executive Officer  of Hard to  Treat  Diseases,  Inc.  (Biotech  Development Company) from October 2003 to April 2006,  employed by Berkovits,  Lago & Company, LLP, a public accounting firm,  providing audit compliance and consulting services to the firm's  publicly  held clients  from January 2003 to  October 2003,  serving  as Chief  Financial  Officer of  Peregrine Industries, Inc. (Manufacturing Company) from March 2002 to November 2002, serving as Chief Financial Officer of NetGain Development, Inc.  (Internet  Development  Company) from November 2000 to March 2002 and employed by BDO Seidman,  LLP in New York City providing  audit  compliance  and  consulting  services  to the  firm's publicly held clients from 1998 until 2000.  Mr. King received a B.S. in Business Administration from St. Thomas Aquinas College, became licensed for practice as a Certified Public Accountant in New York State in November 1987 (currently inactive and not registered) and is a member of the American Institute of Certified Public Accountants.

AUDIT COMMITTEE

The Board of Directors plans to establish an The Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 to oversee PostAds corporate accounting and financial reporting processes and audits of its financial statements.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

Our Board of Directors determines the compensation paid to our executive officers based upon the years of service to us, whether services are provided on a full time basis and the experience and level of skill required.  In addition, we may award our officers and directors shares of common stock as non-cash compensation as determined by the Board of Directors from time to time. The Board of Directors will base its decision to grant common stock as compensation on the level of skill required to perform the services rendered and time committed to providing services to us.

  The following table shows for the fiscal years ended December 31, 2016 and 2015 compensation awarded to, paid to or earned by PostAds named executive officers:

•	Kenneth T. Moore, our President, Chief Executive Officer and sole Director

•	Colm J. King, our Chief Financial Officer

SUMMARY COMPENSATION TABLE FOR FISCAL 2016 AND 2015

			Stock Awards
Name and Principal Position	Year	Salary ($)	($)(1)		Total($)

Kenneth T. Moore	2016	65,000	1,330,000	(2)	1,395,000
President, Chief Executive Officer and Director	2015	65,000	-		65,000

Colm J. King	2016	9,000	100,000	(3)	109,000
Chief Financial Officer	2015	-	-		-

(1) (2)

Amounts shown in this column do not reflect dollar amounts actually received by the named executive officer. The dollar amounts in this column represent the aggregate full grant date fair value calculated in accordance with FASB ASC Topic 718 for equity granted during the fiscal years ended December 31, 2016, and 2015.

On October 1, 2016, the Company issued an additional 13,300,000 restricted shares of our Common Stock to Kenneth T. Moore our President, Chief Executive Officer and Sole Director as a bonus for services rendered to us.  For financial accounting purposes, the shares were valued at the contemporaneous private placement offering price of $0.10 per share resulting in a total value of $1,330,000 with the total amount expensed in October of 2016.

(3)

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer. Pursuant to the terms of the one (1) year agreement, the Company will pay aggregate consideration of $48,000 in cash and issued 1,000,000 shares of common stock on October 1, 2016.  For financial accounting purposes, the shares were valued at the contemporaneous private placement offering price of $0.10 per share resulting in a total value of $100,000 with the total amount to be expensed quarterly, over the one (1) year vesting period, through September 30, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of PostAds Common Stock and Series A Preferred Stock as of December 31, 2016 and March 9, 2018 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; and (iii) all those known by PostAds to be beneficial owners of more than five percent of its common stock.

	Amount of	Nature of
	Beneficial	Beneficial	Percentage
Name of Beneficial Owner	Ownership	Ownership	Held (1)

Common Stock
Kenneth T. Moore, President, Chief Executive Officer and Director	20,000,000	Direct	60.54%	(2)
Colm J. King, Chief Financial Officer	1,000,000	Direct	3.03%
Total Officers & Directors (2 Persons)	21,000,000	Direct	63.57%
Other 5% Holders
Steve Weiss	4,000,000	Direct	12.11%
Keith Moore (3)	1,900,000	Direct	5.75%
Total Other 5% Holders (2 Persons)	5,900,000	Direct	17.86%
Series A Preferred Stock
Kenneth T. Moore, President, Chief Executive Officer and Director	2,000,000	Direct	100.00%
All Officers & Directors (1 Person)	2,000,000	Direct	100.00%
Other 5% Holders (0 Persons)	-		0.00%

(1)

Based on 33,036,400 shares of common stock issued and outstanding as of December 31, 2016 and March 9, 2018.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

Amount does not include 2,000,000 shares of Series A Preferred Stock held by Kenneth T. Moore which entitle him to fifty (50) votes per share or an aggregate of 100,000,000 votes on all matters submitted to a vote of our common stockholders. As such, Mr. Moore holds an aggregate of 120,000,000 out of 133,036,400 votes representing approximately 90.2% of the votes on matters submitted to our stockholders which enables him to control the outcome of all matters submitted to a vote of our stockholders.

(3) Represents 1,900,000 common shares which Keith Moore received as a gift from his brother, Kenneth T. Moore, our Chief Executive Officer, President and Director. Kenneth T. Moore received the shares he gifted pursuant to a reorganization from a sole proprietorship to a corporation.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On August 17, 2015, we issued 9,000,000 common stock shares to Kenneth T. Moore, our President, Chief Executive Officer and Director as a recapitalization pursuant to our reorganization from a sole proprietorship to a C corporation. On December 29, 2015, Kenneth T. Moore, gifted 1,900,000 common shares to his brother Keith Moore and 400,000 common shares to Frank Rocco, a personal friend.

On December 29, 2015, we entered into an agreement with Kenneth T. Moore, our President, Chief Executive Officer and Director to provide services to us. The agreement has a term of two (2) years and requires us to pay $1,250 per week to Mr. Moore for his services as our President and Chief Executive Officer.

On October 1, 2016, the Company issued an additional 13,300,000 restricted shares of our Common Stock to Kenneth T. Moore our President, Chief Executive Officer and Sole Director as a bonus for services rendered to us.  For financial accounting purposes, the shares were valued at the contemporaneous private placement offering price of $0.10 per share resulting in a total value of $1,330,000 with the total amount expensed in October of 2016.  Both before and after the issuance to Mr. Moore, he had the ability to determine the outcome of all matters submitted to a vote of our stockholders.

On December 29, 2015, we issued 2,000,000 shares of our Series A Preferred Stock to Kenneth T. Moore as a recapitalization pursuant to our reorganization from a sole proprietorship to a C corporation. The Series A Preferred Stock entitles the holder fifty (50) votes per share or an aggregate of 100,000,000 votes on all matters submitted to a vote of our common stockholders. As such, Mr. Moore holds an aggregate of 120,000,000 out of 133,036,400 votes representing 90.2% of the votes on matters submitted to our stockholders which enables him to control the outcome of all matters submitted to a vote of our stockholders.

On January 6, 2016, we amended an August 17, 2015, agreement with Steve Weiss, a related party whereby Mr. Weiss provided us with consulting services for a period of two years. The original agreement had a term of one (1) month and required us to pay 4,000,000 shares of common stock for Mr. Weiss’s services. The services include consulting on pre-incorporation matters and our restructuring from a sole proprietorship to a Nevada corporation and financial consulting and analysis. On August 17 2015, we issued the 4,000,000 shares of common stock to Steve Weiss as required by the agreement. We valued these shares at the price of $.05 per share or an aggregate price of $200,000.

During September 2015, Steve Weiss made a non-interest bearing loan in the amount of $10,000 to us for working capital purposes. We paid the loan back to Mr. Weiss during October 2015.

On October 13, 2015, we sold 400,000 of our common shares to Florence Weiss at the price of $0.05 per share or an aggregate of $20,000.  On August 4, 2016, we borrowed the sum of $25,000 from our stockholder Florence Weiss who is the mother of Steve Weiss, our shareholder and a related party. The note bears interest at the rate of 10% per annum and is due on or before December 4, 2016.  On August 30, 2016, we paid the loan back to Mrs. Weiss with a payment of $25,000 in satisfaction of all principal, and interest due under the note was waived.

On February 4, 2016, we sold 20,000 shares of common stock to Michael J. Gleicher at the price of $.05 per share or an aggregate price of $1,000.  On August 20, 2016, the Company borrowed the sum of $48,000 from our stockholder Michael Gleicher, the holder of 20,000 shares of our common stock. The note accrued interest at the rate of 5% per annum and was due on or before August 19, 2017.  On September 16, 2016, we issued 960,000 shares valued at $.05 per share in satisfaction of all principal, and interest due under the note was waived.

On November 16, 2016, we borrowed the sum of $20,000 from Florence Weiss and issued a note that bore interest at the rate of 10% per annum and is due on or before November 16, 2018.  Accrued interest of $250 for this loan has been recorded as part of accrued liabilities at December 31, 2016.

Other than as stated above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

•  Any of our directors or officers;

•  Any proposed nominee for election as our director;

•  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our shares; or

•  Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

Item 14. Principal Accounting Fees and Services.

In connection with the audit of the 2016 financial statements, PostAds entered into an engagement agreement with Salberg & Company P.A. which sets forth the terms by which Salberg & Company P.A. will perform audit services for PostAds.

The following table represents aggregate fees billed to PostAds for the fiscal years ended December 31, 2016 and 2015, respectively, by Salberg & Company P.A., PostAds principal accountant.

	Fiscal Year Ended December 31,
	2016	2015
	($)	($)

Audit Fees (1)	19,000	12,000
Audit- Related Fees (2)	4,000	5,000
Total Fees	23,000	17,000

1)

Audit Fees consist of fees incurred for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements and other services normally provided by Salberg & Company P.A. in connection with regulatory filings.

2)

Audit-related Fees consist of fees for audit services other than the services reported above.

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

(1)  Financial Statements.

       Our Financial Statements are listed in the “Index to Financial Statements” under Part II, Item 8 on Form 10-K.

(2)  Exhibits.

       See the Exhibit Index immediately following the signature page on Form 10-K.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSTADS, INC.

Date: April 17, 2018	By:	/s/Kenneth T. Moore
Kenneth T. Moore
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 17, 2018	By:	/s/Colm J. King
Colm J. King Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.                                  Description

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit	Description

31.1* 31.2*	Certification under Section 302 of Sarbanes-Oxley Act of 2002 Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification under Section 906 of Sarbanes-Oxley Act of 2002

                     101*                        Interactive Data Files pursuant to Rule 405 of Regulation S-T

*

Filed herewith.