Form 10-Q
period 2017-03-31
PostAds, Inc.
filed 2018-04-23
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of March 30, 2018, there were 33,036,400 outstanding shares of the Registrant's Common Stock at $.001 par value and 2,000,000 outstanding shares of the Registrant's Series A Preferred Stock at $.001 par value.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PostAds, Inc.
Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current Assets
Cash	$ 122	$ 22
Prepaid stock based consulting and legal fees	50,000	75,000
Prepaid expenses and deposits	1,588	1,588

Total Current Assets	51,710	76,610

Computer equipment, net	664	774

Total Assets	$ 52,374	$ 77,384

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accrued liabilities	$ 22,668	$ 21,499
Advances payable - officer	4,950	700
Accrued officers' salaries payable	52,375	27,125

Total Current Liabilities	79,993	49,324

Loan payable - related party	20,000	20,000

Total Liabilities	99,993	69,324

Commitments and contingencies (Note 10)

Stockholders' Equity (Deficit)
Series A Preferred stock: 10,000,000 shares authorized; $0.001 par value, 2,000,000
shares issued and outstanding at March 31, 2017 and December 31, 2016	2,000	2,000
Common stock: 90,000,000 shares authorized; $0.001 par value, 33,036,400
shares issued and outstanding at March 31, 2017 and December 31, 2016	33,036	33,036
Additional paid in capital	1,931,684	1,931,684
Accumulated deficit	(2,014,339)	(1,958,660)

Total Stockholders' Equity (Deficit)	(47,619)	8,060

Total Liabilities and Stockholders´ Equity (Deficit)	$ 52,374	$ 77,384
The accompanying notes are an integral part of these financial statements

PostAds, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2017	2016

Revenues	$ 21	$ 13

Operating Expenses
Officer Compensation	50,250	15,000
General and Administrative	5,450	17,831
Consulting Fees	-	45,940

Total Operating Expenses	55,700	78,771

Net Loss	$ (55,679)	$ (78,758)

Basic and Diluted Loss per Share
attributable to common stockholders:	$ (0.00)	$ (0.00)

Basic and Diluted Weighted Average
Number of Shares Outstanding
attributable to common stockholders:	33,036,400	18,651,213
The accompanying notes are an integral part of these financial statements

PostAds, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
For the Three Months Ended March 31, 2017
(unaudited)

							Total
					Additional		Stockholders'
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2016	2,000,000	$ 2,000	33,036,400	$ 33,036	$ 1,931,684	$ (1,958,660)	$ 8,060

Net loss for the three months ended March 31, 2017	-	-	-	-	-	(55,679)	(55,679)

Balance March 31, 2017	2,000,000	$ 2,000	33,036,400	$ 33,036	$ 1,931,684	$ (2,014,339)	$ (47,619)

The accompanying notes are an integral part of these financial statements

PostAds, Inc.
Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (55,679)	$ (78,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	110	110
Stock based compensation	-	33,440
Amortization of stock based prepaid consulting	25,000	12,500
Changes in assets and liabilities:
Accrued liabilities	1,169	-
Accrued officers' salaries	25,250	-
Net Cash Used In Operating Activities	(4,150)	(32,708)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used In Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	-	18,500
Advances payable - Related Parties	4,250	-
Net Cash Provided By Financing Activities	4,250	18,500

NET INCREASE (DECREASE) IN CASH	100	(14,208)

CASH AT BEGINNING OF PERIOD	22	16,353

CASH AT END OF PERIOD	$ 122	$ 2,145

SUPPLEMENTAL NON-CASH DISCLOSURES:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements

PostAds, Inc.

Notes to the Financial Statements

March 31, 2017

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

NOTE 2 - BASIS OF PRESENTATION

Unaudited Interim Financial Information

The accompanying balance sheet as of March 31, 2017, the related statements of operations, cash flows and the statement of changes in stockholders’ equity (deficit) for the three months ended March 31, 2017 and 2016 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and with the instructions to Regulation S-X for interim financial information, which, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of March 31, 2017 and results of operations and cash flows for the three months ended March 31, 2017 and 2016. The financial data and the other information disclosed in these notes to the financial statements related to this three-month period is unaudited. The unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying unaudited financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,014,339, $47,619 and $28,283, respectively, at March 31, 2017 and for the three months ended March 31, 2017 the Company had a net loss and net cash used in operating activities of $55,679 and $4,150, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

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

March 31, 2017

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

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.  As of March 31, 2017, there were no cash equivalents.

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

Beginning after August 17, 2015 when the Company changed its structure to a corporation, the Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Also using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2016 and 2015, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination is the year ending on December 31, 2016. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No such interest and penalties were recorded as of March 31, 2017.

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

March 31, 2017

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

March 31, 2017

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2017, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the three months ended March 31, 2017 and the year ended December 31, 2016.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires a reporting entity to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases to increase transparency and comparability. The new guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. Upon adoption of this standard, the Company expects to recognize, on a discounted basis, its minimum commitments under non-cancelable operating leases on the consolidated balance sheets resulting in the recording of right of use assets and lease obligations. The Company is currently evaluating additional impacts the guidance will have on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The new guidance is effective for the annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, to clarify the definition of a business and provide guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is to be applied on a prospective basis and is effective for the annual and interim periods beginning after December 15, 2017. As the adoption of this standard will only impact prospective acquisitions, the Company does not anticipate this update to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the measurement of goodwill impairment by eliminating step two from the goodwill impairment test. The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The new guidance is effective for the annual and interim periods beginning after December 15, 2019 and early adoption is permitted. The Company does not anticipate the update to have a material impact on its consolidated financial statements.

 PostAds, Inc.

Notes to the Financial Statements

March 31, 2017

(unaudited)

NOTE 5 – COMPUTER EQUIPMENT AND SOFTWARE

Computer equipment consisted of the following at:

	Estimated useful lives	March 31, 2017	December 31, 2016
Computer equipment	3 years	$ 1,323	$ 1,323
Less: Accumulated depreciation		(659)	(549)
Net		$ 664	$ 774

Depreciation expense on computer equipment was $110 for the three months ended March 31, 2017 and 2016.

NOTE 6 – LIABILITIES

Accrued liabilities - consisted of the following at:

	March 31, 2017	December 31, 2016
Accrued website consulting fees	$ 5,000	$ 5,000
Accrued professional accounting fees	13,796	13,796
Accrued administrative expense	2,453	2,453
Accrued interest	750	250
Accrued rent expense	669	-
Total accrued liabilities	$ 22,668	$ 21,499

Accrued officers’ salaries payable - consisted of the following at:

	March 31, 2017	December 31, 2016
Accrued officers’ salaries	$ 52,375	$ 27,125

NOTE 7 – ADVANCES

Advances payable – officer - consisted of the following at:

	March 31, 2017	December 31, 2016
Advances payable - officer	$ 4,950	$ 700

Advances payable – officer represents non-interest bearing advances to the Company by the Company’s Chief Executive Officer, utilized to pay general and administrative expenses.

NOTE 8 – LOANS PAYABLE

Loan payable – related party - consisted of the following at:

	March 31, 2017	December 31, 2016
Loan payable – related party	$ 20,000	$ 20,000

On November 16, 2016, we borrowed the sum of $20,000 from our stockholder Florence Weiss who is the mother of Steve Weiss, a principal shareholder and a related party of the Company. The note bears interest at the rate of 10% per annum and is due on or before November 16, 2018.  Accrued interest of $750 and $250 for this loan has been recorded as part of accrued liabilities for the three months ended March 31, 2017 and for the year ended December 31, 2016, respectively.

PostAds, Inc.

Notes to the Financial Statements

March 31, 2017

(unaudited)

NOTE 9 - STOCKHOLDERS EQUITY

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

On August 18, 2015, the Company entered into an agreement with Oceanside Equities, Inc., a Florida corporation controlled by our stockholder, Vincent Beatty. This agreement provides that we will pay Oceanside Equities 998,000 shares of our common stock for consulting services. On August 18, 2015, we issued the 998,000 shares of common stock to Oceanside Equities, Inc. as required by the agreement. We valued these shares at the price of $.05 per share or an aggregate price of $49,900 which was expensed over the service period through August 2016.   Oceanside Equities, Inc. did not provide the services required by the agreement and on August 14, 2016, the 998,000 common shares issued to Oceanside Equities were cancelled.  (See Note 10 – Legal Proceedings)

On October 19, 2016, the Company prepared an offering to raise capital in the amount of $800,000 by offering up to 8,000,000 shares of common stock at $.10 per share, from which no shares were sold and the Company terminated the offering on March 31, 2017.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Service Agreements

Between August 13, 2015 and August 18, 2015, the Company entered into agreements with four consultants and one law firm for services. The agreements are for terms of between one month and one year. Pursuant to the terms of the agreements, the Company will pay aggregate consideration of $60,000 in cash and issue 6,796,000 shares of common stock, valued at $339,800 for financial accounting purposes. As of March 31, 2017, all shares have been issued.  (See Note 10 – Legal Proceedings)

Employment Agreements

On December 28, 2015, the Company entered into an agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for a term of two (2) years at an annual salary of $65,000.  As of March 31, 2017, the Company had not yet paid $34,375 of Mr. Moore’s salary and this amount is included in accrued officer salary payable at March 31, 2017.

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer. Pursuant to the terms of the one (1) year agreement, the Company will pay aggregate consideration of $48,000 in cash and issued 1,000,000 shares of common stock on October 1, 2016, valued at the contemporaneous private placement offering price of $0.10 per share for financial accounting purposes resulting in a total value of $100,000 with the total amount to be expensed over the terms of the agreement through September 30, 2017.  As of March 31, 2017, the Company had not yet paid $18,000 of the $48,000 cash consideration, representing the period from October 1, 2016 to March 31, 2017 and this amount of $18,000 is included in accrued officer salary payable at March 31, 2017.  The Company has expensed $50,000 of the $100,000 stock consideration, representing the period from October 1, 2016 to March 31, 2017.  The remaining $50,000 portion of the stock consideration is recorded in prepaid stock based consulting fees at March 31, 2017.

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

PostAds, Inc.

Notes to the Financial Statements

March 31, 2017

(unaudited)

As of March 31, 2017, other than the above-mentioned complaint, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

NOTE 11 – RELATED PARTY TRANSACTIONS

Accrued officers’ salaries payable in the amounts of $52,375 and $27,125 are recorded on the Company’s books at March 31, 2017 and December 31, 2017, respectively.  (See Note 6 – LIABILITIES)

Advances payable – officer in the amounts of $4,950 and $700 are recorded on the Company’s books at March 31, 2017 and December 31, 2017, respectively.  (See Note 7 – ADVANCES)

Loan payable – related party in the amount of $20,000 is recorded on the Company’s books at March 31, 2017 and December 31, 2017.  (See Note 8 – LOANS PAYABLE)

On December 28, 2015, the Company entered into an agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for a term of two (2) years at an annual salary of $65,000.  (See Note 10 – COMMITMENTS AND CONTINGENCIES - Employment Agreements)

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer for a term of one (1) year at an annual salary of $48,000 and pursuant to the terms of the agreement, the Company issued 1,000,000 shares of common stock valued at $100,000.  (See Note 10 – COMMITMENTS AND CONTINGENCIES - Employment Agreements)

NOTE 12 - SUBSEQUENT EVENTS

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

During the period from April 2017 through March 2018, the Company’s Chief Executive Officer advanced approximately $56,000 to the Company to pay general and administrative expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Forward - Looking Statement

The following discussion and analysis of the results of operations and financial condition of PostAds, Inc. should be read in conjunction with the unaudited financial statements, and the related notes. References to “we,” “our,” or “us” in this section refers to the Company and its subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our principal executive office is located at 201 S.E. 15th Terrace, Suite 203, Deerfield Beach, Florida 33441 and our telephone number is (954) 464-1642. Our website is located at www.PostAds.com and is not part of this prospectus.

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

• Retail Store Fronts                                    ·• Fee-For-Service Store Fronts

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

The Chart below summarizes the ad enhancements we offer:

Type of Ad	Feature	Monthly Listing Fees
Retail Store Front	Allows users to create their own webpages/store front within our website to sell their own goods	$ 6.95
Service Store Front	Allows users to create their own webpages/store front within our website to sell their own services	$ 6.95
Auction Listing	Auction listings allow Sellers to offer goods in a bidding auction and include a buy now option.	$ 0
Classified Listings Other than Jobs & Personal Ads	Classified listings allow sellers to place goods and/or services under various categories.	$ 0
Paid Classified Categories Jobs & Personal Ads	Jobs & Personal Ads	$5.00 Per month per listing

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

The accompanying unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying unaudited financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,014,339, $47,619 and $28,283, respectively, at March 31, 2017 and for the three months ended March 31, 2017 the Company had a net loss and net cash used in operating activities of $55,679 and $4,150, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results and comparison of the three month periods ended March 31, 2017 and 2016

The Company had minimal revenues of $21 and $13 for the three month periods ended March 31, 2017 and 2016, respectively, since we had not yet initiated our sales and marketing programs and we had allocated a substantial portion of our time and investment to the completion of our development activities required in order to launch our marketing plan.  With the commencement of our advertising and marketing programs anticipated during the second and third quarters of 2018, we expect the number of visitors for free product and service listings to increase and we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

Operating expenses were $55,700 and $78,711 for the three month periods ended March 31, 2017 and 2016, respectively.   Operating expenses consisted of $50,250 of officer compensation and $5,450 of general and administration for the three month period ended March 31, 2017.   Operating expenses consisted of $15,000 of officer compensation, $17,831 of general and administration expenses and $45,940 of consulting fees for the three month period ended March 31, 2016.  Operating expenses and primarily consulting fees were substantially higher during the three month period ended March 31, 2016 since our business operations and financial resources were primarily focused on developing our business plan, developing the features of online marketplace and obtaining registered users of our marketplace.

The Company had net losses of $55,679 and $78,758 for the three month periods ended March 31, 2017 and 2016, respectively.

Based on 33,036,400 weighted average shares outstanding for the three months ended March 31, 2017, the loss per share was $0.00.

LIQUIDITY AND CAPITAL RESERVES

Sources of Liquidity

For the three month period ending March 31, 2017, we generated revenues of $21 from our business operations. We partially funded our working capital requirements through the sale of our equity securities during the first quarter of 2016.  During January and February of 2016, we sold 370,000 shares of common stock to ten (10) persons at the price of $.05 per share for aggregate proceeds of approximately $18,500.

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

On November 16, 2016, we borrowed the sum of $20,000 from one of our stockholders and issued a note that bore interest at the rate of 10% per annum and is due on or before November 16, 2018.  Accrued interest expense of $750 for this loan has been recorded as part of accrued liabilities at March 31, 2017.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $4,150 in the three months ended March 31, 2017, primarily as a result of the net loss of $55,679, offset by amortization of stock based prepaid consulting expense of $25,000 and an increase in accrued officers’ salaries.

Net cash used in operating activities was $32,708 in the three months ended March 31, 2016, primarily as a result of the net loss of $78,758, stock-based compensation expense of $33,440 and amortization of prepaid consulting expense of $12,500.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 in the three month periods ended March 31, 2017 and 2016.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4,250 in the three months ended March 31, 2017 and was attributable to proceeds from related party advances.

Net cash provided by financing activities was $18,500 in three months ended March 31, 2016 and was attributable to proceeds from the sale of common stock.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

(b)

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See “Note 10 – Commitments and Contingencies—Legal Proceedings” in the Notes to the Financial Statements.

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

We incurred a net loss of $55,679 for the three months ended March 31, 2017 and incurred a net loss of $1,614,068 for the year ended December 31, 2016.  Our limited operating history and financial resources raises substantial doubt about our ability to continue as a going concern and our financial statements contain a going concern qualification. Our financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

We are an early stage company with no historical performance for you to base an investment decision upon, and we may never become profitable.

We are an early stage company and as of the filing date of this Form 10-Q, we have generated minimal revenue from operations. We have generated minimal revenue from operations since our inception. We incurred a net loss of $55,679 for the three months ended March 31, 2017 and incurred a net loss of $1,614,068 for the year ended December 31, 2016.

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

We have generated minimal revenue since inception. We will need to obtain additional financing in order to complete our business plan because we have not generated revenues from our operations. We do not have any arrangements for outside financing and we may be unable to locate financing on favorable terms or at all.  We incurred a net loss of $55,679 for the three months ended March 31, 2017 and incurred a net loss of $1,614,068 for the year ended December 31, 2016. Because we lack historical financial data, including revenue data, our future revenues are unpredictable.

Our operating expenses, which include the costs of SEC reporting, require $10,000 per month or $120,000 over the next twelve (12) months to meet our operational costs, which consist of rent, advertising, salaries and other general, administrative expenses and costs of compliance with SEC reporting obligations.   If we do not receive additional financing, we will be unable to implement our business plan which would prevent us from generating revenues and cause you to lose your investment in our common stock.

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

Operating as a public company is more expensive than operating as a private company. As a public company we will require additional funds to obtain outside assistance from legal, accounting, investor relations, and other professionals that could be more costly than planned.  We may also be required to hire additional staff to comply with additional SEC reporting requirements.  We anticipate that the cost of SEC reporting will be approximately $5,000 monthly or $60,000 annually.  Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.  If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the OTC Markets OTCQB, or, if we have secured a qualification, we may lose the qualification and our securities would no longer trade on OTC Markets OTCQB.  Further, if we fail to meet these obligations and consequently fail to satisfy our SEC reporting obligations, investors will then own stock in a company that does not provide the disclosure available in quarterly, annual reports and other required SEC reports that would be otherwise publicly available leading to increased difficulty in selling their stock due to our becoming a non-reporting issuer.

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

As a result of our offering as required under Section 15(d) of the Securities Exchange Act of 1934, we are required to file periodic reports with the Securities and Exchange Commission as required under Section 15(d).  However, if in the future we are not required to continue filing reports under Section 15(d), for example because we have less than three hundred shareholders of record at the end of the first fiscal year in which this registration statement is declared effective, and we do not file a Registration Statement on Form 8-A upon the occurrence of such an event, our common stock can no longer be quoted by the OTC Markets, which could reduce the value of your investment.  Of course, there is no guarantee that we will be able to meet the requirements to be able to cease filing reports under Section 15(d), in which case we will continue filing those reports in the years after the fiscal year in which this registration statement is declared effective.  Filing a registration statement on Form 8-A will require us to continue to file quarterly and annual reports with the SEC and will also subject us to the proxy rules of the SEC.  In addition, our officers, directors and ten percent (10%) stockholders will be required to submit reports to the SEC on their stock ownership and stock trading activity. Thus the filing of a Form 8-A in such event makes our common shares continued to be able to be quoted on the OTC Markets.

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

We are subject to the 15(d) reporting requirements under the Securities Exchange Act of 1934, due to the effectiveness of our registration statement which did not require a company to file all the same reports and information as a fully reporting company.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

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

            POSTADS, INC.

Date: April 23, 2018	By:	/s/Kenneth T. Moore
Kenneth T. Moore
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 23, 2018	By:	/s/Colm J. King
Colm J. King Chief Financial Officer
(Principal Accounting Officer)