Form 10-Q
period 2017-06-30
PostAds, Inc.
filed 2018-04-23
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PostAds, Inc.
Balance Sheets

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current Assets
Cash	$ -	$ 22
Prepaid stock based consulting and legal fees	25,000	75,000
Prepaid expenses and deposits	1,588	1,588

Total Current Assets	26,588	76,610

Computer equipment, net	553	774

Total Assets	$ 27,141	$ 77,384

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$ 251	$ -
Accrued liabilities	23,837	21,499
Advances payable - officer	6,717	700
Accrued officers' salaries payable	83,625	27,125

Total Current Liabilities	114,430	49,324

Loan payable - related party	20,000	20,000

Total Liabilities	134,430	69,324

Commitments and contingencies (Note 10)

Stockholders' Equity (Deficit)
Series A Preferred stock: 10,000,000 shares authorized; $0.001 par value, 2,000,000
shares issued and outstanding at June 30, 2017 and December 31, 2016	2,000	2,000
Common stock: 90,000,000 shares authorized; $0.001 par value, 33,036,400
shares issued and outstanding at June 30, 2017 and December 31, 2016	33,036	33,036
Additional paid in capital	1,931,684	1,931,684
Accumulated deficit	(2,074,009)	(1,958,660)

Total Stockholders' Equity (Deficit)	(107,289)	8,060

Total Liabilities and Stockholders´ Equity (Deficit)	$ 27,141	$ 77,384

The accompanying notes are an integral part of these financial statements

PostAds, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$ 11	$ 37	$ 32	$ 50
Operating Expenses
Officer Compensation	56,250	17,501	106,500	32,501
General and Administrative	3,431	3,119	8,881	20,950
Consulting Fees	-	56,240	-	102,180
Total Operating Expenses	59,681	76,860	115,381	155,631
Net Loss	$ (59,670)	$ (76,823)	$ (115,349)	$ (155,581)
Basic and Diluted Loss per Share
attributable to common stockholders:	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
Basic and Diluted Weighted Average
Number of Shares Outstanding
attributable to common stockholders:	33,036,400	18,712,807	33,036,400	18,712,807

The accompanying notes are an integral part of these financial statements

PostAds, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
For the Six Months Ended June 30, 2017
(unaudited)
							Total
					Additional		Stockholders'
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2016	2,000,000	$ 2,000	33,036,400	$ 33,036	$ 1,931,684	$ (1,958,660)	$ 8,060
Net loss for the six months ended June 30, 2017	-	-	-	-	-	(115,349)	(115,349)
Balance June 30, 2017	2,000,000	$ 2,000	33,036,400	$ 33,036	$ 1,931,684	$ (2,074,009)	$ (107,289)

The accompanying notes are an integral part of these financial statements

PostAds, Inc.
Statements of Cash Flows
(unaudited)
	For the Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (115,349)	$ (155,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	221	221
Amortization of stock based prepaid consulting	50,000	91,880
Changes in assets and liabilities:
Prepaid expenses and deposits	-	650
Accrued liabilities	2,338	9,707
Accrued officers' salaries	56,500	16,250
Net Cash Used In Operating Activities	(6,290)	(36,873)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used In Investing Activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	251	9
Proceeds from sale of stock	-	18,500
Advances payable - Related Parties	6,017	2,025
Net Cash Provided By Financing Activities	6,017	20,534
NET INCREASE (DECREASE) IN CASH	(273)	(16,339)
CASH AT BEGINNING OF PERIOD	22	16,353
CASH AT END OF PERIOD	$ (251)	$ 14
SUPPLEMENTAL NON-CASH DISCLOSURES:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements

PostAds, Inc.

Notes to the Financial Statements

June 30, 2017

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

NOTE 2 - BASIS OF PRESENTATION

Unaudited Interim Financial Information

The accompanying balance sheet as of June 30, 2017, the related statements of operations for the three and six months ended June 30, 2017 and 2016 and the related statements of cash flows and the statement of changes in stockholders’ equity (deficit) for the six months ended June 30, 2017 and 2016 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and with the instructions to Regulation S-X for interim financial information, which, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of June 30, 2017, results of operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016. The financial data and the other information disclosed in these notes to the financial statements related to this three and six month periods is unaudited. The unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016.  The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - GOING CONCERN AND MANAGEMENT PLANS

The accompanying unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying unaudited financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,074,009, $107,289 and $87,842, respectively, at June 30, 2017 and for the six months ended June 30, 2017 the Company had a net loss and net cash used in operating activities of $115,349 and $6,290, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

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

June 30, 2017

(unaudited)

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

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.  As of June 30, 2017 and December 31, 2016, there were no cash equivalents.

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

Beginning after August 17, 2015 when the Company changed its structure to a corporation, the Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Also using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2016 and 2015, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination is the year ending on December 31, 2016. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No such interest and penalties were recorded as of June 30, 2017.

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

PostAds, Inc.

Notes to the Financial Statements

June 30, 2017

(unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2017, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the six months ended June 30, 2017 and the year ended December 31, 2016.

PostAds, Inc.

Notes to the Financial Statements

June 30, 2017

(unaudited)

 NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting, to increase comparability and provide clarity on whether changes in the terms or conditions in a share-based payment award require a reporting entity to apply modification guidance per FASB Accounting Standards Codification Topic 718. The new guidance is to be applied on a prospective basis, is effective for the annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

NOTE 5 – COMPUTER EQUIPMENT AND SOFTWARE

Computer equipment consisted of the following at:

	Estimated useful lives	June 30, 2017	December 31, 2016
Computer equipment	3 years	$ 1,323	$ 1,323
Less: Accumulated depreciation		(770)	(549)
Net		$ 553	$ 774

Depreciation expense on computer equipment was $221 for the six months ended June 30, 2017 and 2016.

PostAds, Inc.

Notes to the Financial Statements

June 30, 2017

(unaudited)

NOTE 6 – LIABILITIES

Accrued liabilities - consisted of the following at:

	June 30, 2017	December 31, 2016
Accrued website consulting fees	$ 5,000	$ 5,000
Accrued professional accounting fees	13,796	13,796
Accrued administrative expense	2,453	2,453
Accrued interest	1,250	250
Accrued rent expense	1,338	-
Total accrued liabilities	$ 23,837	$ 21,499

Accrued officers’ salaries payable - consisted of the following at:

	June 30, 2017	December 31, 2016
Accrued officers' salaries	$ 83,625	$ 27,125

NOTE 7 – ADVANCES

Advances payable – officer - consisted of the following at:

	June 30, 2017	December 31, 2016
Advances payable - officer	$ 6,717	$ 700

Advances payable – officer represents non-interest bearing advances to the Company by the Company’s Chief Executive Officer, utilized to pay general and administrative expenses.

NOTE 8 – LOANS PAYABLE

Loan payable – related party - consisted of the following at:

	June 30, 2017	December 31, 2016
Loan payable - related party	$ 20,000	$ 20,000

On November 16, 2016, we borrowed the sum of $20,000 from our stockholder Florence Weiss who is the mother of Steve Weiss, a principal shareholder and a related party of the Company. The note bears interest at the rate of 10% per annum and is due on or before November 16, 2018.  Accrued interest of $1,250 and $250 for this loan has been recorded as part of accrued liabilities for the six months ended June 30, 2017 and for the year ended December 31, 2016, respectively.

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

PostAds, Inc.

Notes to the Financial Statements

June 30, 2017

(unaudited)

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

Employment Agreements

On December 28, 2015, the Company entered into an agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for a term of two (2) years at an annual salary of $65,000.  As of June 30, 2017, the Company had not yet paid $50,625 of Mr. Moore’s salary and this amount is included in accrued officer salary payable at June 30, 2017.

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer. Pursuant to the terms of the one (1) year agreement, the Company will pay aggregate consideration of $48,000 in cash and issued 1,000,000 shares of common stock on October 1, 2016, valued at the contemporaneous private placement offering price of $0.10 per share for financial accounting purposes resulting in a total value of $100,000 with the total amount to be expensed over the terms of the agreement through September 30, 2017.  As of June 30, 2017, the Company had not yet paid $33,000 of the $48,000 cash consideration, representing the period from October 1, 2016 to June 30, 2017 and this amount of $33,000 is included in accrued officer salary payable at June 30, 2017.  The Company has expensed $75,000 of the $100,000 stock consideration, representing the period from October 1, 2016 to June 30, 2017.  The remaining $25,000 portion of the stock consideration is recorded in prepaid stock based consulting fees at June 30, 2017.

Legal Proceedings

On November 7, 2016, a complaint (Oceanside Equities, Inc. v. PostAds, Inc., Case Number: CACE-16-020387-21) was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida against the Company.  The complaint was brought by Vincent Beatty on behalf of Oceanside Equities, Inc. in an attempt to get 998,000 shares of our common stock (the “shares”) that were cancelled and returned to treasury on August 14, 2016 (see Note 9) and an additional $10,000 of compensation from the Company.  Mr. Beatty entered into an agreement with the Company on August 18, 2015 to provide consulting services to the Company in consideration for compensation of $20,000 and the shares. Company management believes that they were induced into entering into the agreement by a misrepresentation of the services he would perform and as a result of his failure to perform such services, the Company’s position is that he is not entitled to the compensation.  The Company has been damaged as a result of Mr. Beatty’s misrepresentations and further believes he has been unjustly enriched by the $10,000 initial payment he received from the Company as part of the compensation pursuant to the agreement.  The Company intends to defend itself vigorously against this action.  In light of the early stage of the litigation, the Company is unable to predict the outcome, but does not expect the outcome to have a material effect on the results of our operations.

As of June 30, 2017, other than the above-mentioned complaint, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

NOTE 11 – RELATED PARTY TRANSACTIONS

Accrued officers’ salaries payable in the amounts of $83,625 and $27,125 are recorded on the Company’s books at June 30, 2017 and December 31, 2017, respectively.  (See Note 6 – LIABILITIES)

Advances payable – officer in the amounts of $6,717 and $700 are recorded on the Company’s books at June 30, 2017 and December 31, 2017, respectively.  (See Note 7 – ADVANCES)

Loan payable – related party in the amount of $20,000 is recorded on the Company’s books at June 30, 2017 and December 31, 2017.  (See Note 8 – LOANS PAYABLE)

On December 28, 2015, the Company entered into an agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for a term of two (2) years at an annual salary of $65,000.  (See Note 10 – COMMITMENTS AND CONTINGENCIES - Employment Agreements)

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer for a term of one (1) year at an annual salary of $48,000 and pursuant to the terms of the agreement, the Company issued 1,000,000 shares of common stock valued at $100,000.  (See Note 10 – COMMITMENTS AND CONTINGENCIES - Employment Agreements)

PostAds, Inc.

Notes to the Financial Statements

June 30, 2017

(unaudited)

NOTE 12 - SUBSEQUENT EVENTS

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

During the period from July 2017 through March 2018, the Company’s Chief Executive Officer advanced approximately $54,000 to the Company to pay general and administrative expenses.

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

Revenues

We plan to generate revenues from:

•	Monthly Seller fees of $6.95 per month for each retail store front listing,
•	Monthly Seller fees of $6.95 per month for each service store front listing,
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

The accompanying unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying unaudited financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,074,009, $107,289 and $87,842, respectively, at June 30, 2017 and for the six months ended June 30, 2017 the Company had a net loss and net cash used in operating activities of $115,349 and $6,290, respectively.. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results and comparison of the three month periods ended June 30, 2017 and 2016

The Company had minimal revenues of $11 and $37 for the three month periods ended June 30, 2017 and 2016, respectively, since we had not yet initiated our sales and marketing programs and we had allocated a substantial portion of our time and investment to the completion of our development activities required in order to launch our marketing plan.  With the commencement of our advertising and marketing programs anticipated during the second and third quarters of 2018, we expect the number of visitors for free product and service listings to increase and we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

Operating expenses were $59,681 and $76,860 for the three month periods ended June 30, 2017 and 2016, respectively.   Operating expenses consisted of $56,250 of officer compensation and $3,431 of general and administration expenses for the three month period ended June 30, 2017.   Operating expenses consisted of $17,501 of officer compensation, $3,119 of general and administration expenses and $56,240 of consulting fees for the three month period ended June 30, 2016.  Operating expenses and primarily consulting fees were higher during the three month period ended June 30, 2016 since our business operations and financial resources were primarily focused on developing our business plan, developing the features of online marketplace and obtaining registered users of our marketplace.

The Company had net losses of $59,670 and $76,823 for the three month periods ended June 30, 2017 and 2016, respectively.

Based on 33,036,400 weighted average shares outstanding for the three months ended June 30, 2017, the loss per share was $0.00.  Based on 18,712,807 weighted average shares outstanding for the three months ended June 30, 2016, the loss per share was $0.00.

Results and comparison of the six month periods ended June 30, 2017 and 2016

The Company had minimal revenues of $32 and $50 for the six month periods ended June 30, 2017 and 2016, respectively, since we had not yet initiated our sales and marketing programs and we had allocated a substantial portion of our time and investment to the completion of our development activities required in order to launch our marketing plan.  The nominal revenue of $32 for the six month period ended June 30, 2017 is the result of users purchasing ad enhancements, even though we had not yet initiated our marketing programs.  Our marketplace is structured so that we offer sellers free listings in all categories other than employment and personal ads so that we can continuously increase our registered users.  With the commencement of our advertising and marketing programs during the fourth quarter of 2016 and the first quarter of 2017, we expect the number of visitors for free product and service listings to increase and we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services. The PostAds marketplace will become an attractive platform for sellers and other businesses seeking to purchase listing enhancements and advertising for their products and services.  Because we are an internet based business, our success depends upon attracting visitors to our site.  To date, we have placed over 18,995 ads without charge on the PostAds Marketplace. This resulted in 4,577 registered non-paying users.  Because the product and service ads are free, we expect to generate a large inventory of ads.  After the inventories of ads are generated, we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

Operating expenses were $115,381 and $155,631 for the six month periods ended June 30, 2017 and 2016, respectively.   Operating expenses for the six month period ended June 30, 2017 consisted of $106,500 of officer compensation and $8,881 of general and administration expenses.   Operating expenses for the six month period ended June 30, 2016 consisted of $32,501 of officer compensation, $20,950 of general and administration expenses and $102,180 of consulting fees.  Operating expenses and primarily consulting fees were higher during the six month period ended June 30, 2016 since our business operations and financial resources were primarily focused on developing our business plan, developing the features of online marketplace and obtaining registered users of our marketplace.

The Company had net losses of $115,349 and $155,581 for the six month periods ended June 30, 2017 and 2016, respectively.

Based on 33,036,400 weighted average shares outstanding for the six months ended June 30, 2017, the loss per share was $0.00.  Based on 18,712,807 weighted average shares outstanding for the six months ended June 30, 2016, the loss per share was $0.01.

LIQUIDITY AND CAPITAL RESERVES

Sources of Liquidity

For the six month period ending June 30, 2017, we generated revenues $32 from our business operations. We partially funded our working capital requirements through the sale of our equity securities during the first quarter of 2016.  During January and February of 2016, we sold 370,000 shares of common stock to ten (10) persons at the price of $.05 per share for aggregate proceeds of approximately $18,500.

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

On November 16, 2016, we borrowed the sum of $20,000 from one of our stockholders and issued a note that bore interest at the rate of 10% per annum and is due on or before November 16, 2018.  Accrued interest expense of $1,250 for this loan has been recorded as part of accrued liabilities at March 31, 2017.

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

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was $6,290 in the six months ended June 30, 2017, primarily as a result of the net loss of $115,349 offset by amortization of prepaid stock-based prepaid consulting expense of $50,000 and an increase in accrued officers’ salaries of $56,500.

Net cash used in operating activities was $36,873 in the six months ended June 30, 2016, as a result of the net loss of $155,581, amortization of prepaid consulting expense of $91,880 and changes in our operating assets and liabilities that provided $26,607 in cash.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 in the six month periods ended June 30, 2017 and 2016.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $6,017 in the six months ended June 30, 2017 and was primarily attributable to proceeds from related party advances.

Net cash provided by financing activities was $20,534 in the six months ended June 30, 2016 and was primarily attributable to proceeds from the sale of common stock of $18,500 and proceeds from related party advances of $2,025.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

We incurred a net loss of $115,349 for the six months ended June 30, 2017 and incurred a net loss of $1,614,068 for the year ended December 31, 2016.  Our limited operating history and financial resources raises substantial doubt about our ability to continue as a going concern and our financial statements contain a going concern qualification. Our financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

We are an early stage company with no historical performance for you to base an investment decision upon, and we may never become profitable.

We are an early stage company and as of the filing date of this Form 10-Q, we have generated minimal revenue from operations. We have generated minimal revenue from operations since our inception. We incurred a net loss of $115,349 for the six months ended June 30, 2017 and incurred a net loss of $1,614,068 for the year ended December 31, 2016.

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

We have generated minimal revenue since inception. We will need to obtain additional financing in order to complete our business plan because we have not generated revenues from our operations. We do not have any arrangements for outside financing and we may be unable to locate financing on favorable terms or at all.  We incurred a net loss of $115,349 for the six months ended June 30, 2017 and incurred a net loss of $1,614,068 for the year ended December 31, 2016.  Because we lack historical financial data, including revenue data, our future revenues are unpredictable.

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
Chief Financial Officer
(Principal Accounting Officer)