Form 10-Q
period 2017-09-30
PostAds, Inc.
filed 2018-04-23
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PostAds, Inc.
Balance Sheets
	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current Assets
Cash	$ 112	$ 22
Prepaid stock based consulting and legal fees	-	75,000
Prepaid expenses and deposits	1,588	1,588
Total Current Assets	1,700	76,610
Computer equipment, net	1,026	774
Total Assets	$ 2,726	$ 77,384
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accrued liabilities	$ 25,306	$ 21,499
Advances payable - officer	11,017	700
Accrued officers' salaries payable	114,875	27,125
Total Current Liabilities	151,198	49,324
Loan payable - related party	20,000	20,000
Total Liabilities	171,198	69,324
Commitments and contingencies (Note 10)
Stockholders' Equity (Deficit)
Series A Preferred stock: 10,000,000 shares authorized; $0.001 par value, 2,000,000
shares issued and outstanding at September 30, 2017 and December 31, 2016	2,000	2,000
Common stock: 90,000,000 shares authorized; $0.001 par value, 33,036,400
shares issued and outstanding at September 30, 2017 and December 31, 2016	33,036	33,036
Additional paid in capital	1,931,684	1,931,684
Accumulated deficit	(2,135,192)	(1,958,660)
Total Stockholders' Equity (Deficit)	(168,472)	8,060
Total Liabilities and Stockholders´ Equity (Deficit)	$ 2,726	$ 77,384

The accompanying notes are an integral part of these financial statements

PostAds, Inc.
Statements of Operations
(unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$ -	$ -	$ 32	$ 50
Operating Expenses
Officer Compensation	56,250	16,249	106,500	48,750
General and Administrative	5,433	28,631	69,314	49,581
Consulting Fees	-	22,970	750	125,150
Total Operating Expenses	61,683	67,850	176,564	223,481
Net Loss	$ (61,683)	$ (67,850)	$ (176,532)	$ (223,431)
Basic and Diluted Loss per Share
attributable to common stockholders:	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)
Basic and Diluted Weighted Average
Number of Shares Outstanding
attributable to common stockholders:	33,036,400	18,410,639	33,036,400	18,611,349

The accompanying notes are an integral part of these financial statements

PostAds, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
For the Nine Months Ended September 30, 2017
(unaudited)
							Total
					Additional		Stockholders'
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2016	2,000,000	$ 2,000	33,036,400	$ 33,036	$ 1,931,684	$ (1,958,660)	$ 8,060
Net loss for the nine months ended September 30, 2017	-	-	-	-	-	(176,532)	(176,532)
Balance September 30, 2017	2,000,000	$ 2,000	33,036,400	$ 33,036	$ 1,931,684	$ (2,135,192)	$ (168,472)

The accompanying notes are an integral part of these financial statements

PostAds, Inc.
Statements of Cash Flows
(unaudited)
	For the Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (176,532)	$ (223,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	348	331
Amortization of stock based prepaid consulting	75,000	114,850
Changes in assets and liabilities:
Prepaid expenses and deposits	-	649
Accrued liabilities	3,807	19,952
Accrued officers' salaries	87,750	13,700
Net Cash Used In Operating Activities	(9,627)	(73,949)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment	(600)	-
Net Cash Used In Investing Activities	(600)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	-	18,500
Advances payable - Related Parties	10,317	-
Proceeds from related party loans	-	73,000
Repayment of related party loans	-	(25,000)
Net Cash Provided By Financing Activities	10,317	66,500
NET INCREASE (DECREASE) IN CASH	90	(7,449)
CASH AT BEGINNING OF PERIOD	22	16,353
CASH AT END OF PERIOD	$ 112	$ 8,904
SUPPLEMENTAL NON-CASH DISCLOSURES:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Common stock cancellation for non-performance of services	$ -	$ 998
Common stock issued for conversion of related party loan	$ -	$ 48,000

The accompanying notes are an integral part of these financial statements

PostAds, Inc.

Notes to the Financial Statements

September 30, 2017

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

NOTE 2 - BASIS OF PRESENTATION

Unaudited Interim Financial Information

The accompanying balance sheet as of September 30, 2017, the related statements of operations for the three and nine months ended September 30, 2017 and 2016  and the related statements of cash flows and the statement of changes in stockholders’ equity (deficit) for the nine months ended September 30, 2017 and 2016 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and with the instructions to Regulation S-X for interim financial information, which, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of September 30, 2017, results of operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016. The financial data and the other information disclosed in these notes to the financial statements related to this three and nine month periods is unaudited. The unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016.  The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - GOING CONCERN AND MANAGEMENT PLANS

The accompanying unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying unaudited financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,135,192, $168,472 and $146,411, respectively, at September 30, 2017 and for the nine months ended September 30, 2017 the Company had a net loss and net cash used in operating activities of $176,532 and $9,627, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

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

September 30, 2017

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

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.  As of September 30, 2017 and December 31, 2016, there were no cash equivalents.

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

Beginning after August 17, 2015 when the Company changed its structure to a corporation, the Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Also using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2016 and 2015, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination is the year ending on December 31, 2016. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No such interest and penalties were recorded as of September 30, 2017.

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

September 30, 2017

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2017, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the nine months ended September 30, 2017 and the year ended December 31, 2016.

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

PostAds, Inc.

Notes to the Financial Statements

September 30, 2017

(unaudited)

 NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 5 – COMPUTER EQUIPMENT AND SOFTWARE

Computer equipment consisted of the following at:

	Estimated useful lives	September 30, 2017	December 31, 2016
Computer equipment	3 years	$ 1,922	$ 1,323
Less: Accumulated depreciation		(896)	(549)
Net		$ 1,026	$ 774

Depreciation expense on computer equipment was $348 and $331 for the nine months ended September 30, 2017 and 2016, respectively.

PostAds, Inc.

Notes to the Financial Statements

September 30, 2017

(unaudited)

NOTE 6 – LIABILITIES

Accrued liabilities - consisted of the following at:

	September 30, 2017	December 31, 2016
Accrued website consulting fees	$ 5,000	$ 5,000
Accrued professional accounting fees	13,796	13,796
Accrued administrative expense	2,452	2,453
Accrued interest	1,750	250
Accrued rent expense	2,008	-
Accrued filing fees	300	-
Total accrued liabilities	$ 25,306	$ 21,499

 Accrued officers’ salaries payable - consisted of the following at:

	September 30, 2017	December 31, 2016
Accrued officers' salaries	$ 114,875	$ 27,125

NOTE 7 – ADVANCES

Advances payable – officer - consisted of the following at:

	September 30, 2017	December 31, 2016
Advances payable - officer	$ 11,017	$ 700

Advances payable – officer represents non-interest bearing advances to the Company by the Company’s Chief Executive Officer, utilized to pay general and administrative expenses.

NOTE 8 – LOANS PAYABLE

Loan payable – related party - consisted of the following at:

	September 30, 2017	December 31, 2016
Loan payable - related party	$ 20,000	$ 20,000

On November 16, 2016, we borrowed the sum of $20,000 from our stockholder Florence Weiss who is the mother of Steve Weiss, a principal shareholder and a related party of the Company. The note bears interest at the rate of 10% per annum and is due on or before November 16, 2018.  Accrued interest of $1,750 and $250 for this loan has been recorded as part of accrued liabilities for the nine months ended September 30, 2017 and for the year ended December 31, 2016, respectively.

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

On October 19, 2016, the Company prepared an offering to raise capital in the amount of $800,000 by offering up to 8,000,000 shares of common stock at $.10 per share, from which no shares were sold through December 31, 2016 and the Company terminated the offering on March 31, 2017.

PostAds, Inc.

Notes to the Financial Statements

September 30, 2017

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

Employment Agreements

On December 28, 2015, the Company entered into an agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for a term of two (2) years at an annual salary of $65,000.  As of September 30, 2017, the Company had not yet paid $66,875 of Mr. Moore’s salary and this amount is included in accrued officer salary payable at September 30, 2017.

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer. Pursuant to the terms of the one (1) year agreement, the Company will pay aggregate consideration of $48,000 in cash and issued 1,000,000 shares of common stock on October 1, 2016, valued at the contemporaneous private placement offering price of $0.10 per share resulting in a total value of $100,000 for financial accounting purposes with the total amount to be expensed over the terms of the agreement through September 30, 2017.  As of September 30, 2017, the Company had not yet paid the $48,000 cash consideration, representing the period from October 1, 2016 to September 30, 2017.  This amount of $48,000 is included in accrued officer salary payable.  The Company has expensed the $100,000 stock consideration for the period from October 1, 2016 to September 30, 2017.

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

As of September 30, 2017, other than the above-mentioned complaint, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

NOTE 11 – RELATED PARTY TRANSACTIONS

Accrued officers’ salaries payable in the amounts of $114,875 and $27,125 are recorded on the Company’s books at September 30, 2017 and December 31, 2017, respectively.  (See Note 6 – LIABILITIES)

Advances payable – officer in the amounts of $11,017 and $700 are recorded on the Company’s books at September 30, 2017 and December 31, 2017, respectively.  (See Note 7 – ADVANCES)

Loan payable – related party in the amount of $20,000 is recorded on the Company’s books at September 30, 2017 and December 31, 2017.  (See Note 8 – LOANS PAYABLE)

On December 28, 2015, the Company entered into an agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for a term of two (2) years at an annual salary of $65,000.  (See Note 10 – COMMITMENTS AND CONTINGENCIES - Employment Agreements)

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer for a term of one (1) year at an annual salary of $48,000 and pursuant to the terms of the agreement, the Company issued 1,000,000 shares of common stock valued at $100,000.  (See Note 10 – COMMITMENTS AND CONTINGENCIES - Employment Agreements)

PostAds, Inc.

Notes to the Financial Statements

September 30, 2017

(unaudited)

NOTE 12 - SUBSEQUENT EVENTS

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

During the period from October 2017 through March 2018, the Company’s Chief Executive Officer advanced approximately $50,000 to the Company to pay general and administrative expenses.

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

The accompanying unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying unaudited financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,135,192, $168,472 and $149,498, respectively, at September 30, 2017 and for the nine months ended September 30, 2017 the Company had a net loss and net cash used in operating activities of $176,532 and $9,627, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results and comparison of the three month periods ended September 30, 2017 and 2016

The Company had no revenue for the three month periods ended September 30, 2017 and 2016, since we had not yet initiated our sales and marketing programs and we had allocated a substantial portion of our time and investment to the completion of our development activities required in order to launch our marketing plan.  With the commencement of our advertising and marketing programs anticipated during the second and third quarters of 2018, we expect the number of visitors for free product and service listings to increase and we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

Operating expenses were $61,683 and $67,850 for the three month periods ended September 30, 2017 and 2016, respectively.   Operating expenses consisted of $56,250 of officer compensation and $5,433 of general and administration expenses for the three month period ended September 30, 2017.   Operating expenses consisted of $16,249 of officer compensation, $28,631 of general and administration expenses and $22,970 of consulting fees for the three month period ended September 30, 2016.

The Company had net losses of $61,683 and $67,850 for the three month periods ended September 30, 2017 and 2016, respectively.

Based on 33,036,400 weighted average shares outstanding for the three months ended September 30, 2017, the loss per share was $0.00.  Based on 18,410,639 weighted average shares outstanding for the three months ended September 30, 2016, the loss per share was $0.00.

Results and comparison of the nine month periods ended September 30, 2017 and 2016

The Company had minimal revenues of $32 and $50 for the nine month periods ended September 30, 2017 and 2016, respectively, since we had not yet initiated our sales and marketing programs and we had allocated a substantial portion of our time and investment to the completion of our development activities required in order to launch our marketing plan.  The nominal revenue of $32 for the nine month period ended September 30, 2017 is the result of users purchasing ad enhancements, even though we had not yet initiated our marketing programs.  Our marketplace is structured so that we offer sellers free listings in all categories other than employment and personal ads so that we can continuously increase our registered users.  With the commencement of our advertising and marketing programs during the fourth quarter of 2016 and the first quarter of 2017, we expect the number of visitors for free product and service listings to increase and we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services. The PostAds marketplace will become an attractive platform for sellers and other businesses seeking to purchase listing enhancements and advertising for their products and services.  Because we are an internet based business, our success depends upon attracting visitors to our site.  To date, we have placed over 18,995 ads without charge on the PostAds Marketplace. This resulted in 4,577 registered non-paying users.  Because the product and service ads are free, we expect to generate a large inventory of ads.  After the inventories of ads are generated, we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

Operating expenses were $176,564 and $223,481 for the nine month periods ended September 30, 2017 and 2016, respectively.   Operating expenses for the nine month period ended September 30, 2017 consisted of $162,750 of officer compensation and $13,814 of general and administration expenses.   Operating expenses for the nine month period ended September 30, 2016 consisted of $48,750 of officer compensation, $49,581 of general and administration expenses and $125,150 of consulting fees.  Operating expenses and primarily consulting fees were higher during the nine month period ended September 30, 2016 since our business operations and financial resources were primarily focused on developing our business plan, developing the features of online marketplace and obtaining registered users of our marketplace.  Officer compensation increased substantially in 2017 due to the hiring of the Company’s Chief Financial Officer on October 1, 2016 and the related expense associated with expensing $75,000 of the $100,000 value of the 1,000,000 shares of common stock issued to him on October 1, 2016.

The Company had net losses of $176,532 and $223,431 for the nine month periods ended September 30, 2017 and 2016, respectively.

Based on 33,036,400 weighted average shares outstanding for the nine months ended September 30, 2017, the loss per share was $0.01.  Based on 18,611,349 weighted average shares outstanding for the nine months ended September 30, 2016, the loss per share was $0.01.

LIQUIDITY AND CAPITAL RESERVES

Sources of Liquidity

For the nine month period ending September 30, 2017, we generated revenues $32 from our business operations. We partially funded our working capital requirements through the sale of our equity securities during the first quarter of 2016.  During January and February of 2016, we sold 370,000 shares of common stock to ten (10) persons at the price of $.05 per share for aggregate proceeds of approximately $18,500.

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

On November 16, 2016, we borrowed the sum of $20,000 from one of our stockholders and issued a note that bore interest at the rate of 10% per annum and is due on or before November 16, 2018.  Accrued interest expense of $1,750 for this loan has been recorded as part of accrued liabilities at September 30, 2017.

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

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was $9,627 in the nine months ended September 30, 2017, primarily as a result of the net loss of $176,532, amortization of stock based prepaid consulting expense of $75,000 and changes in our operating assets and liabilities that provided $91,557 in cash.

Net cash provided by operating activities was $73,949 in the nine months ended September 30, 2016, as a result of the net loss of $223,431, amortization of prepaid consulting expense of $114,850 and changes in our operating assets and liabilities that provided $34,301 in cash.

Net Cash Used in Investing Activities

Net cash used in investing activities was $600 in the nine months ended September 30, 2017 attributable to capital expenditures for purchases of computer equipment.

Net cash used in investing activities was $0 in the nine months ended September 30, 2016.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $10,317 in the nine months ended September 30, 2017 attributable to proceeds from related party advances.

Net cash provided by financing activities was $66,500 in the nine months ended September 30, 2016 attributable to proceeds from the sale of common stock of $18,500 and proceeds from related party loans of $73,000 which was offset by repayment of related party loans in the amount of $25,000.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

We incurred a net loss of $176,532 for the nine months ended September 30, 2017 and incurred a net loss of $1,614,068 for the year ended December 31, 2016.  Our limited operating history and financial resources raises substantial doubt about our ability to continue as a going concern and our financial statements contain a going concern qualification. Our financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

We are an early stage company with no historical performance for you to base an investment decision upon, and we may never become profitable.

We are an early stage company and as of the filing date of this Form 10-Q, we have generated minimal revenue from operations. We incurred a net loss of $176,532 for the nine months ended September 30, 2017 and incurred a net loss of $1,614,068 for the year ended December 31, 2016.

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

We have generated minimal revenue since inception. We will need to obtain additional financing in order to complete our business plan because we have not generated revenues from our operations. We do not have any arrangements for outside financing and we may be unable to locate financing on favorable terms or at all.  We incurred a net loss of $176,532 for the nine months ended September 30, 2017 and incurred a net loss of $1,614,068 for the year ended December 31, 2016.  Because we lack historical financial data, including revenue data, our future revenues are unpredictable.

Our operating expenses, which include the costs of SEC reporting, require $11,000 per month or $132,000 over the next twelve (12) months to meet our operational costs, which consist of rent, advertising, salaries and other general, administrative expenses and costs of compliance with SEC reporting obligations.   If we do not receive additional financing, we will be unable to implement our business plan which would prevent us from generating revenues and cause you to lose your investment in our common stock.

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