Form 10-K
period 2017-12-31
PostAds, Inc.
filed 2018-04-23
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2017

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

Property

Our corporate headquarters is located in Deerfield Beach, Florida where we occupy approximately 369 square feet under a lease that expires in November 2018 and is renewable each year for an additional term of one year. We use this facility for our principal administration, technology, development and research activities.  We believe that our current facility is suitable and adequate to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, our financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information in this Form 10-K.   If any of these risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. As a result, the price of our common stock could decline and you could lose part or all of your investment.

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

For the years ended December 31, 2017 and 2016 we incurred net losses of $222,018 and $1,614,068, respectively.  As a result, our independent registered public accounting firm has included an explanatory paragraph in their audit opinion that we may be unable to continue as a going concern. Our limited operating history and financial resources raises substantial doubt about our ability to continue as a going concern and our financial statements contain a going concern qualification. Our financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

We are an early stage company with no historical performance for you to base an investment decision upon, and we may never become profitable.

We are an early stage company and as of the date of this filing, we have generated minimal revenue from operations. We have generated minimal revenue from operations since our inception. For the years ended December 31, 2017 and 2016 we incurred net losses of $222,018 and $1,614,068, respectively.

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

We have generated minimal revenue since inception. We will need to obtain additional financing in order to complete our business plan because we have not generated revenues from our operations. We do not have any arrangements for outside financing and we may be unable to locate financing on favorable terms or at all.  For the years ended December 31, 2017 and 2016 we incurred net losses of $222,018 and $1,614,068, respectively.  Because we lack historical financial data, including revenue data, our future revenues are unpredictable.

We will require approximately $10,000 per month or $120,000 over the next twelve (12) months to meet our operational costs, which consist of rent, advertising, salaries and other general, administrative expenses and costs of compliance with SEC reporting obligations. As of the date of this Form 10-K, we had no cash on hand which is insufficient to pay for our operating costs for one (1) month.   If we do not receive additional financing, we will be unable to implement our business plan which would prevent us from generating revenues and cause you to lose your investment in our common stock.

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

We became subject to the 15(d) reporting requirements under the Securities Exchange Act of 1934, upon the effectiveness of our registration statement which does not require a company to file all the same reports and information as a fully reporting company.

Upon the effectiveness of our registration statement, we became subject to the 15(d) reporting requirements according to the Securities Exchange Act of 1934.  We are required to file the necessary reports in the fiscal year that the registration statement is declared effective.  After that fiscal year and provided that we have less than 300 shareholders, we are not required to file these reports.  If the reports are not filed, the investors will have reduced information about us including about our business, plan of operations and financial condition.  In addition, as a filer subject to Section 15(d) of the Exchange Act, we are not required to prepare proxy or information statements; our common stock will not be subject to the protection of the going private regulations; we will be subject to only limited portions of the tender offer rules; our officers, directors, and more than ten percent (10%) shareholders are not required to file beneficial ownership reports about their holdings of our common shares; that these persons will not be subject to the short-swing profit recovery provisions of the Exchange Act; and that more than five percent (5%) holders of classes of your equity securities will not be required to report information about their ownership positions in the securities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Deerfield Beach, Florida where we occupy approximately 369 square feet under a lease that expires in November 2018 and is renewable each year for an additional term of one year. We use this facility for our principal administration, technology, development and research activities.  We believe that our current facility is suitable and adequate to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities.

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

As of December 31, 2017, other than the above-mentioned complaint, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

See “Note 9 - Commitments and Contingencies—Legal Proceedings” in the Notes to Financial Statements.

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

Unregistered Sales of Equity Securities

Not applicable.

Item 6. Selected Financial Data.

The tables and information below are derived from our audited financial statements for the years ended December 31, 2017 and 2016.

Balance Sheet Summary	At December 31,
	2017	2016
Cash	$ -	$ 22
Prepaid Expenses	$ 1,588	$ 76,588
Computer Equipment, Net	$ 866	$ 774
Total Assets	$ 2,454	$ 77,384
Total Liabilities	$ 216,412	$ 69,324
Total Liabilities and Stockholders' Equity (Deficit)	$ 2,454	$ 77,384

Year Ended December 31,
Statements of Operations Summary	2017	2016
Revenue	$ 32	$ 66
Officer Compensation	$ 191,000	$ 1,429,000
Consulting & Legal Fees	$ -	$ 125,412
General and Administrative Expenses	$ 31,050	$ 59,722
Net Loss for the Period	$ (222,018)	$ (1,614,068)

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business As reflected in the accompanying financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,180,678, $213,958 and $214,824, respectively, at December 31, 2017 and for the year ended December 31, 2017, the Company had a net loss and net cash used in operating activities of $222,018 and $32,529, respectively.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results and comparison of the years ended December 31, 2017 and 2016

The Company had minimal revenues of $32 and $66 for the years ended December 31, 2017 and 2016, respectively, since we had not yet initiated our sales and marketing programs and we had allocated a substantial portion of our time and investment to the completion of our development activities required in order to launch our marketing plan.  The nominal revenue of $32 for the year ended December 31, 2017 is the result of users purchasing ad enhancements, even though we had not yet initiated our marketing programs.  Our marketplace is structured so that we offer sellers free listings in all categories other than employment and personal ads so that we can continuously increase our registered users.  With the anticipated commencement of our advertising and marketing programs during the fourth quarter of 2017 and the first quarter of 2018, we expect the number of visitors for free product and service listings to increase and we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services. The PostAds marketplace will become an attractive platform for sellers and other businesses seeking to purchase listing enhancements and advertising for their products and services.  Because we are an internet based business, our success depends upon attracting visitors to our site.  To date, we have placed over 18,995 ads without charge on the PostAds Marketplace. This resulted in 4,577 registered non-paying users.  Because the product and service ads are free, we expect to generate a large inventory of ads.  After the inventories of ads are generated, we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

Operating expenses were $222,050 and $1,614,134 for the years ended December 31, 2017 and 2016, respectively.   Operating expenses for the year ended December 31, 2017 consisted of $191,000 of officer compensation and $31,050 of general and administration expenses. Operating expenses for the year ended December 31, 2016 consisted of $1,429,000 of officer compensation, $59,722 of general and administration expenses and $125,412 of consulting fees. Operating expenses and specifically officer compensation was substantially higher during the year ended December 31, 2016 as a result of the October 1, 2016 issuance of an additional 13,300,000 restricted shares of our common stock to the Company’s Chief Executive Officer as a bonus for services rendered and 1,000,000 restricted shares of our common stock to the Company’s Chief Financial Officer pursuant to and expensed over the term of his employment agreement with the Company.

The Company had net losses of $222,018 and $1,614,068 for the years ended December 31, 2017 and 2016, respectively.

Based on 33,036,400 weighted average shares outstanding for the year ended December 31, 2017, the loss per share was $0.01.

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

On August 4, 2016, we borrowed the sum of $25,000 from one of our stockholders and issued a note that bore interest at the rate of 10% per annum and was due on or before December 4, 2016. On August 30, 2016, we paid the loan back to the shareholder with a payment of $25,000 in satisfaction of all principal, and interest due of approximately $175 under the note was waived.

On August 20, 2016, we borrowed the sum of $48,000 from one of our stockholders and issued a note that bore interest at the rate of 5% per annum and was due on or before August 19, 2017. On September 16, 2016, we issued 960,000 shares valued at $.05 per share in satisfaction of all principal, and interest due of approximately $200 under the note was waived.

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

Net Cash Used in Operating Activities for the years ended December 31, 2017 and 2016

Net cash used in operating activities was $32,529 in the year ended December 31, 2017, primarily as a result of the net loss of $222,018 offset with amortization of stock based prepaid consulting of $75,000 and an increase in accrued officers’ salaries of $116,000.

Net cash used in operating activities was $103,481 in the year ended December 31, 2016, primarily as a result of the net loss of $1,614,068 offset by stock-based compensation expense of $1,355,000, amortization of prepaid consulting expense of $139,850 and changes in our operating assets and liabilities that provided $15,296 in cash.

Net Cash Used in Investing Activities for the years ended December 31, 2017 and 2016

Net cash used in investing activities was $600 in the year ended December 31, 2017 attributable to the purchase of computer equipment.

Net cash used in investing activities was $0 in the year ended December 31, 2016.

Net Cash Provided by Financing Activities for the years ended December 31, 2017 and 2016

Net cash provided by financing activities was $33,097 in the year ended December 31, 2017 consisting solely of proceeds from related party advances.

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

On November 15, 2015, the Company entered into a one year lease agreement for our corporate office space.  The lease is renewable each year for an additional one year term with an increase of 3% over the previous year’s rent expense.  Our current annual rental expense including sales tax is approximately $8,265 before miscellaneous rent related fees.

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

PostAds, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

PostAds, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PostAds, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has a net loss and cash used in operations of $222,018 and $32,529, respectively, in 2017 and has a working capital deficit, stockholders’ deficit and accumulated deficit of $214,824, $213,958 and $2,180,678, respectively, at December 31, 2017.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s Plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2015.

Boca Raton, Florida

April 5, 2018

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

PostAds, Inc.
Balance Sheets
	December 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash	$ -	$ 22
Prepaid stock based consulting and legal fees	-	75,000
Prepaid expenses and deposits	1,588	1,588
Total Current Assets	1,588	76,610
Computer equipment, net	866	774
Total Assets	$ 2,454	$ 77,384
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Bank overdraft	$ 10	$ -
Accrued liabilities	19,480	21,499
Advances payable - officer	33,797	700
Loan payable - related party	20,000	-
Accrued officers' salaries payable	143,125	27,125
Total Current Liabilities	216,412	49,324
Loan payable - related party	-	20,000
Total Liabilities	216,412	69,324
Commitments and contingencies (Note 9)
Stockholders' Equity (Deficit)
Series A Preferred stock: 10,000,000 shares authorized; $0.001 par value,
2,000,000 shares issued and outstanding at December 31, 2017 and 2016	2,000	2,000
Common stock: 90,000,000 shares authorized; $0.001 par value, 33,036,400
shares issued and outstanding at December 31, 2017 and 2016	33,036	33,036
Additional paid in capital	1,931,684	1,931,684
Accumulated deficit	(2,180,678)	(1,958,660)
Total Stockholders' Equity (Deficit)	(213,958)	8,060
Total Liabilities and Stockholders´ Equity (Deficit)	$ 2,454	$ 77,384

The accompanying notes are an integral part of these financial statements

PostAds, Inc.
Statements of Operations
	For the Years Ended December 31,
	2017	2016
Revenues	$ 32	$ 66
Operating Expenses
Officer Compensation	191,000	1,429,000
General and Administrative	31,050	59,722
Consulting Fees	-	125,412
Total Operating Expenses	222,050	1,614,134
Net Loss	$ (222,018)	$ (1,614,068)
Basic and Diluted Loss per Share
attributable to common stockholders:	$ (0.01)	$ (0.07)
Basic and Diluted Weighted Average
Number of Shares Outstanding
attributable to common stockholders:	33,036,400	22,198,247

The accompanying notes are an integral part of these financial statements

PostAds, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2017 and 2016

								Total
					Additional			Stockholders'
Series A Preferred Stock			Common Stock		Paid-in		Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital		Deficit	(Deficit)
Balance December 31, 2015	2,000,000	$ 2,000	18,404,400	$ 18,404	$ 449,816		$ (344,592)	$ 125,628
Common stock issued for cash	-	-	370,000	370	18,130		-	18,500
Common stock issued for related party note conversion	-	-	960,000	960	47,040		-	48,000
Common stock cancellation	-	-	(998,000)	(998)	998		-	-
Common stock issued for officer compensation	-	-	14,300,000	14,300	1,415,700		-	1,430,000
Net loss for the year ended December 31, 2016	-	-	-	-	-		(1,614,068)	(1,614,068)
Balance December 31, 2016	2,000,000	$ 2,000	33,036,400	33,036	1,931,684	-	(1,958,660)	8,060
Net loss for the year ended December 31, 2017	-	-	-	-	-		(222,018)	(222,018)
Balance December 31, 2017	2,000,000	$ 2,000	33,036,400	$ 33,036	$ 1,931,684		$ (2,180,678)	$ (213,958)

The accompanying notes are an integral part of these financial statements

PostAds, Inc.
Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (222,018)	$ (1,614,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	508	441
Stock based compensation	-	1,355,000
Amortization of stock based prepaid consulting	75,000	139,850
Changes in assets and liabilities:
Prepaid consulting	-	(24,500)
Prepaid expenses and deposits	-	649
Accrued liabilities	(2,019)	13,272
Accrued officer salary	116,000	25,875
Net Cash Used In Operating Activities	(32,529)	(103,481)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment	(600)	-
Net Cash Used In Investing Activities	(600)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	10	-
Proceeds from sale of stock	-	18,500
Advances payable - Related Parties	33,097	650
Proceeds from related party loans	-	93,000
Repayment of advances payable - Related Parties	-	(25,000)
Net Cash Provided By Financing Activities	33,107	87,150
NET DECREASE IN CASH	(22)	(16,331)
CASH AT BEGINNING OF PERIOD	22	16,353
CASH AT END OF PERIOD	$ -	$ 22
SUPPLEMENTAL NON-CASH DISCLOSURES:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Common stock cancellation for non-performance of services	$ -	$ 998
Common stock issued for conversion of related party loan	$ -	$ 48,000
Common stock issued for future services	$ -	$ 100,000

The accompanying notes are an integral part of these financial statements

PostAds, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

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

NOTE 2 - GOING CONCERN AND MANAGEMENT PLANS

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,180,678, $2,454 and $214,824, respectively, at December 31, 2017 and for the year ended December 31, 2017, the Company had a net loss and net cash used in operating activities of $222,018 and $32,529, respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of this report.

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

From January 2016 through February 4, 2016, the Company sold 370,000 shares of common stock for aggregate proceeds of $18,500 and during the six month period ended December 31, 2016 we received loans in the aggregate amount of $93,000 from related parties, of which $25,000 was repaid, $48,000 was converted into 960,000 shares of common stock and $20,000 is payable during November 2018.  During 2016 and 2017, the Company’s Chief Executive Officer advanced the Company an aggregate of $33,797 for the payment of general and administrative expenses.  This amount represents non-interest bearing advances to the Company and is recorded as advances payable – officer at December 31, 2017 on the Company’s books.  If the Company is unable to raise all the capital it is seeking they may have to reduce their planned expenditures to a level where they can continue to operate until they obtain the necessary financing.

PostAds, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include valuation of stock compensation and valuation of deferred tax assets.

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.  As of December 31, 2017, there were no cash equivalents.

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

Beginning after August 17, 2015 when the Company changed its structure to a corporation, the Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Also using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2017 and 2016, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years 2014 through 2017.  The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No such interest and penalties were recorded as of December 31, 2017.

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

PostAds, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2016, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended December 31, 2017 and 2016.

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

PostAds, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

 NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2016, the FASB issued ASU 2016-02, Leases, which requires a reporting entity to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases to increase transparency and comparability. The new guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. Upon adoption of this standard, the Company expects to recognize, on a discounted basis, its minimum commitments under non-cancelable operating leases on the Consolidated Balance Sheets resulting in the recording of right of use assets and lease obligations. The Company is currently evaluating whether there are any additional impacts this guidance will have on its financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 is permitted. We are evaluating the impact of adopting this new accounting guidance on our financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The new guidance is effective for the annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the effect this guidance will have on its financial statements, but does not expect it to have a significant impact on its financial statements because its balance of restricted cash does not change significantly from period to period.

NOTE 4 – COMPUTER EQUIPMENT AND SOFTWARE

Computer equipment consisted of the following at:

	Estimated useful lives	December 31, 2017	December 31, 2016
Computer equipment	3 years	$ 1,923	$ 1,323
Less: Accumulated depreciation		(1,057)	(549)
Net		$ 866	$ 774

 Depreciation expense on computer equipment was $508 and $441 for the years ended December 31, 2017 and 2016, respectfully.

NOTE 5 – LIABILITIES

Accrued liabilities - consisted of the following at:

	December 31, 2017	December 31, 2016
Accrued website consulting fees	$ 5,000	$ 5,000
Accrued professional accounting fees	-	13,796
Accrued administrative fees	2,453	2,453
Accrued interest	2,250	250
Accrued rent	669	-
Accrued filing fees	9,108	-
Total accrued liabilities	$ 19,480	$ 21,499

Accrued officers’ salaries payable - consisted of the following at:

	December 31, 2017	December 31, 2016
Accrued officers' salaries	$ 143,125	$ 27,125

PostAds, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 6 – ADVANCES

Advances payable – officer - consisted of the following at:

	December 31, 2017	December 31, 2016
Advances payable - officer	$ 33,797	$ 700

Advances payable – officer represents non-interest bearing advances to the Company by the Company’s Chief Executive Officer, utilized to pay general and administrative expenses.

NOTE 7 – LOANS PAYABLE

Loan payable – related party - consisted of the following at:

	December 31, 2017	December 31, 2016
Loan payable - related party	$ 20,000	$ 20,000

On August 4, 2016, we borrowed the sum of $25,000 from our stockholder Florence Weiss who is the mother of Steve Weiss, a principal shareholder and a related party of the Company. The note bore interest at the rate of 10% per annum and was due on or before December 4, 2016.  On August 30, 2016, we paid the loan back to Ms. Weiss with a payment of $25,000 in satisfaction of all principal, and interest due of approximately $175 under the note was waived.

On August 20, 2016, we borrowed the sum of $48,000 from our stockholder Michael Gleicher, the holder of 20,000 shares of our common stock. The note bore interest at the rate of 5% per annum and was due on or before August 19, 2017. On September 16, 2016, we issued 960,000 shares valued at $.05 per share based on the last sale of stock, in satisfaction of all principal, and interest due of approximately $200 under the note was waived.

On November 16, 2016, we borrowed the sum of $20,000 from our stockholder Florence Weiss who is the mother of Steve Weiss, a principal shareholder and a related party of the Company. The note bears interest at the rate of 10% per annum and is due on or before November 16, 2018.  Accrued interest of $2,250 and $250 for this loan has been recorded as part of accrued liabilities as of December 31, 2017 and 2016, respectively.

NOTE 8 - STOCKHOLDERS EQUITY

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

The Company granted 6,796,000 common shares relating to agreements entered into by the Company between August 13, 2015 and August 18, 2015 with four consultants and one law firm for services.  The shares for services were valued at the contemporaneous private placement offering price of $0.05 per share resulting in a total value of $339,800 with a final amount of $83,600 expensed in 2016.

In 2016, 370,000 shares of common stock were subscribed for under a 2015 offering of common stock at $0.05 per share with an aggregate amount of $18,500 received by the Company.

On August 18, 2015, the Company entered into an agreement with Oceanside Equities, Inc., a Florida corporation controlled by our stockholder, Vincent Beatty. This agreement provides that we will pay Oceanside Equities 998,000 shares of our common stock for consulting services. On August 18, 2015, we issued the 998,000 shares of common stock to Oceanside Equities, Inc. as required by the agreement. We valued these shares at the price of $.05 per share or an aggregate price of $49,900 which was expensed over the service period through August 2016.   Oceanside Equities, Inc. did not provide the services required by the agreement and on August 14, 2016, the 998,000 common shares issued to Oceanside Equities were cancelled.  (See Note 9 - Legal Proceedings)

PostAds, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 8 - STOCKHOLDERS EQUITY (continued)

On August 20, 2016, the Company borrowed the sum of $48,000 from our stockholder Michael Gleicher, the holder of 20,000 shares of our common stock. The note accrued interest at the rate of 5% per annum and was due on or before August 19, 2017. On September 16, 2016, we issued 960,000 shares valued at $.05 per share in satisfaction of all principal, and interest due under the note was waived.

On October 1, 2016, the Company issued 13,300,000 vested restricted shares of our Common Stock to Kenneth T. Moore our President, Chief Executive Officer and Sole Director as a bonus for services rendered to us.  The shares were valued at the contemporaneous private placement offering price of $0.10 per share resulting in a total value of $1,330,000 for financial accounting purposes with the total amount expensed in October of 2016.  Both before and after the issuance to Mr. Moore, he had the ability to determine the outcome of all matters submitted to a vote of our stockholders.

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer. Pursuant to the terms of the one (1) year agreement, the Company will pay aggregate consideration of $48,000 in cash and issued 1,000,000 shares of common stock on October 1, 2016, valued at the contemporaneous private placement offering price of $0.10 per share resulting in a total value of $100,000 for financial accounting purposes with the total amount to be expensed over the terms of the agreement through September 30, 2017.  $25,000 of the total stock value of $100,000 was expensed in 2016 with the remaining $75,000 value expensed in 2017.  The agreement was renewed for an additional year on October 1, 2017 which will pay aggregate consideration of $48,000 in cash.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Service Agreements

Between August 13, 2015 and August 18, 2015, the Company entered into agreements with four consultants and one law firm for services. The agreements are for terms of between one month and one year. Pursuant to the terms of the agreements, the Company will pay aggregate consideration of $60,000 in cash and issue 6,796,000 shares of common stock, valued at $339,800 for financial accounting purposes. As of December 31, 2016 all shares have been issued.  (See Note 9 - Legal Proceedings)

Lease Agreement

On November 15, 2017, the Company renewed a one year lease agreement for our corporate office space upon verbal agreement with its landlord.  Pursuant to the terms of our original lease dated November 15, 2015, the lease was renewable for one extended term of one year with a three percent increase in the annual base rent for each additional lease term agreed upon.  Our current annual rental expense including sales tax is approximately $8,265, payable in monthly installments, before miscellaneous rent related fees, and renewable for one additional year pursuant to verbal agreement with the landlord.

The following table represents the Company’s future minimum rent payments under its current operating lease agreement for our corporate office space as of December 31, 2017:

Operating Lease
Periods ending
2018	$ 8,265
2019	$ 8,513
Total minimum payments required	$ 16,778

Employment Agreements

On December 28, 2015, the Company entered into an agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for a term of two (2) years at an annual salary of $65,000.  On October 1, 2017, the Company renewed its agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for an additional two (2) year term commencing December 28, 2017 at the same annual salary of $65,000.  As of December 31, 2016 and 2017, the Company had not yet paid $18,125 and $83,125, respectively, of Mr. Moore’s salary and these amounts are included in accrued officers’ salaries payable at December 31, 2016 and 2017.

PostAds, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer. Pursuant to the terms of the one (1) year agreement, the Company will pay aggregate consideration of $48,000 in cash and issued 1,000,000 shares of common stock on October 1, 2016, valued at the contemporaneous private placement offering price of $0.10 per share resulting in a total value of $100,000 for financial accounting purposes with the total amount to be expensed over the terms of the agreement through September 30, 2017.  On October 1, 2017, the Company renewed its agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional one (1) year term commencing October 1, 2017 at the same annual salary of $48,000.  As of December 31, 2016 and 2017, the Company had not yet paid $9,000 and $60,000, respectively, of Mr. King’s salary and these amounts are included in accrued officers’ salaries payable at December 31, 2016 and 2017.   During 2017, the Company expensed the remaining $75,000 of the $100,000 stock consideration pursuant to the terms of Mr. King’s October 1, 2016 agreement with the Company.  The remaining $75,000 expensed during the year ended December 31, 2017, represented the period from January 1, 2017 to September 30, 2017 and was recorded as prepaid stock based consulting fees at December 31, 2016 on the Company’s books.

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

As of December 31, 2017, other than the above-mentioned complaint, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

NOTE 10 – RELATED PARTY TRANSACTIONS

Accrued officers’ salaries payable in the amounts of $143,125 and $27,125 are recorded on the Company’s books at December 31, 2017 and 2016, respectively.  (See Note 5 – LIABILITIES)

Advances payable – officer in the amounts of $33,797 and $700 are recorded on the Company’s books at December 31, 2017 and 2016, respectively.  (See Note 6 – ADVANCES)

Loan payable – related party in the amount of $20,000 is recorded on the Company’s books at December 31, 2017 and 2016.  (See Note 7 – LOANS PAYABLE)

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

During the period from January 2018 through March 2018, the Company’s Chief Executive Officer advanced approximately $27,000 to the Company to pay general and administrative expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that its internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified during the fourth quarter ended December, 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Kenneth T. Moore, President, Chief Executive Officer and Director

Kenneth T. Moore, age 55, is our Founder and has served as our Chief Executive Officer, President and Director from the inception of PostAds in.2015.  From August of 2014 until August of 2015, Mr. Moore served as a detention officer at the Florida Department of Juvenile Justice. From July of 2013 until September of 2013, he was a Cargo Operations Supervisor at McRobert Maritime Security. From January of 2013 until July of 2013, he was self-employed as a Trucking Owner Operator. Mr. Moore received certification as a Correctional Officer from Miami Dade Community College in 1991.

Colm J. King, Chief Financial Officer

Colm J. King, age 60, has served as our Chief Financial Officer since October 2016.  Mr.  King also serves as the Chief Executive Officer of Oasis Communities, Inc. (Private Developer of Residential Community in Central America) since March of 2013 in addition to providing financial, executive and corporate regulatory compliance services to numerous private and public entities since 2008.   Previous positions and services provided by Mr. King include serving as Chief Financial Officer of Sonant Systems, Inc. (Telecom Provider) from September 2014 to March 2015, serving as Chief Financial Officer of Bio-Nucleonics, Inc. (Private Biotech Development Company) from February 2011 to February 2013, serving as Chief Executive Officer of Cavit Sciences, Inc. (Biotech Development  Company) from April 2006 to November  2008,  serving as Chief  Executive Officer  of Hard to  Treat  Diseases,  Inc.  (Biotech  Development Company) from October 2003 to April 2006,  employed by Berkovits,  Lago & Company, LLP, a public accounting firm,  providing audit compliance and consulting services to the firm's  publicly  held clients  from January 2003 to  October 2003,  serving  as Chief  Financial  Officer of  Peregrine Industries, Inc. (Manufacturing Company) from March 2002 to November 2002, serving as Chief Financial Officer of NetGain Development, Inc.  (Internet  Development  Company) from November 2000 to March 2002 and employed by BDO Seidman,  LLP in New York City providing  audit  compliance  and  consulting  services  to the  firm's publicly held clients from 1998 until 2000.  Mr. King received a B.S. in Business Administration from St. Thomas Aquinas College, became licensed for practice as a Certified Public Accountant in New York State in November 1987 (currently inactive and not registered) and is a member of the American Institute of Certified Public Accountants.

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

The following table shows for the fiscal years ended December 31, 2017 and 2016 compensation awarded to, paid to or earned by PostAds named executive officers:

•	Kenneth T. Moore, our President, Chief Executive Officer and sole Director

•	Colm J. King, our Chief Financial Officer

SUMMARY COMPENSATION TABLE FOR FISCAL 2017 AND 2016

			Stock Awards
Name and Principal Position	Year	Salary ($)	($)(1)		Total($)

Kenneth T. Moore	2017	65,000	-		65,000
President, Chief Executive Officer and Director	2016	65,000	1,330,000	(2)	1,395,000

Colm J. King	2017	54,000	-		54,000
Chief Financial Officer	2016	9,000	100,000	(3)	109,000

(1) (2)

Amounts shown in this column do not reflect dollar amounts actually received by the named executive officer. The dollar amounts in this column represent the grant date fair value of any shares expensed during the fiscal year ended December 31, 2017 and 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of PostAds Common Stock and Series A Preferred Stock as of December 31, 2017 and March 9, 2018 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; and (iii) all those known by PostAds to be beneficial owners of more than five percent of its common stock.

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

(1)

Based on 33,036,400 shares of common stock issued and outstanding as of December 31, 2017 and March 9, 2018.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

On December 29, 2015, we entered into an agreement with Kenneth T. Moore, our President, Chief Executive Officer and Director to provide services to us. The agreement has a term of two (2) years and requires us to pay $1,250 per week to Mr. Moore for his services as our President and Chief Executive Officer.   On October 1, 2017, Mr. Moore’s agreement with the Company was renewed for an additional two years commencing on December 29, 2017.

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

On November 16, 2016, we borrowed the sum of $20,000 from Florence Weiss and issued a note that bore interest at the rate of 10% per annum and is due on or before November 16, 2018.  Accrued interest of $2,250 and $250 for this loan has been recorded on the Company’s books as part of accrued liabilities at December 31, 2017 and 2016, respectively.

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

The following table represents aggregate fees billed to PostAds for the fiscal years ended December 31, 2017 and 2016, respectively, by Salberg & Company P.A., PostAds principal accountant.

	Fiscal Year Ended December 31,
	2017	2016
	($)	($)
Audit Fees (1)	19,000	19,000
Audit-related Fees (2)	-	4,000
Total Fees	19,000	23,000

(1)

Audit Fees consist of fees incurred for professional services rendered for the audit of our annual financial statements, review of our quarterly consolidated financial statements, other services normally provided by Salberg & Company P.A. in connection with regulatory filings, except for the audit of the effectiveness of our internal control over financial reporting.

(2)	Audit-related Fees consist of fees for audit services other than the services reported above.

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
Colm J. King Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit	Description

31.1* 31.2*	Certification under Section 302 of Sarbanes-Oxley Act of 2002 Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1* 101*	Certification under Section 906 of Sarbanes-Oxley Act of 2002 Interactive Data Files pursuant to Rule 405 of Regulation S-T

*

Filed herewith.