Form 10-Q
period 2018-03-31
PostAds, Inc.
filed 2018-05-14
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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
Emerging growth company [ ]

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 11, 2018, there were 33,036,400 outstanding shares of the Registrant's Common Stock at $.001 par value.

PostAds, Inc.
Form 10-Q
For the quarterly period ended March 31, 2018
TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets at March 31, 2018 (unaudited) and December 31, 2017	3
Statements of Operations for the Three Months Ended March 31, 2018 and 2017 (unaudited)	4
Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2018 (unaudited)	5
Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017 (unaudited)	6
Notes to Financial Statements – March 31, 2018 (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	19
Item 4. Controls and Procedures	19
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.	20
Item 1.A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information.	20
Item 6. Exhibits	20
SIGNATURES	21

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PostAds, Inc.
Balance Sheets

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets
Cash	$ 85	$ -
Prepaid expenses and deposits	1,263	1,588

Total Current Assets	1,348	1,588

Computer equipment, net	706	866

Total Assets	$ 2,054	$ 2,454

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$ -	$ 10
Accrued liabilities	18,828	19,480
Advances payable - officer	68,313	33,797
Loan payable - related party	20,000	20,000
Accrued officers' salaries payable	171,375	143,125

Total Current Liabilities	278,516	216,412

Total Liabilities	278,516	216,412

Commitments and contingencies (Note 10)

Stockholders' Equity (Deficit)
Series A Preferred stock: 10,000,000 shares authorized; $0.001 par value, 2,000,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	2,000	2,000
Common stock: 90,000,000 shares authorized; $0.001 par value, 33,036,400 shares issued and outstanding at March 31, 2018 and December 31, 2017	33,036	33,036
Additional paid in capital	1,931,684	1,931,684
Accumulated deficit	(2,243,182)	(2,180,678)

Total Stockholders' Equity (Deficit)	(276,462)	(213,958)

Total Liabilities and Stockholders´ Equity (Deficit)	$ 2,054	$ 2,454

The accompanying notes are an integral part of these financial statements

PostAds, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2018	2017

Revenues	$ 14	$ 21

Operating Expenses
Officer Compensation	28,250	50,250
General and Administrative	34,268	5,450

Total Operating Expenses	62,518	55,700

Net Loss	$ (62,504)	$ (55,679)

Basic and Diluted Loss per Share attributable to common stockholders:	$ (0.00)	$ (0.00)

Basic and Diluted Weighted Average Number of Shares Outstanding attributable to common stockholders:	33,036,400	33,036,400

The accompanying notes are an integral part of these financial statements

PostAds, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
For the Three Months Ended March 31, 2018
(unaudited)

							Total
					Additional		Stockholders'
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2017	2,000,000	$ 2,000	33,036,400	$ 33,036	$ 1,931,684	$ (2,180,678)	$ (213,958)

Net loss for the three months ended March 31, 2018	-	-	-	-	-	(62,504)	(62,504)

Balance March 31, 2018	2,000,000	$ 2,000	33,036,400	$ 33,036	$ 1,931,684	$ (2,243,182)	$ (276,462)

The accompanying notes are an integral part of these financial statements

PostAds, Inc.
Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (62,504)	$ (55,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	160	110
Amortization of stock based prepaid consulting	-	25,000
Changes in assets and liabilities:
Prepaid expenses and deposits	325	-
Accrued liabilities	(652)	1,169
Accrued officer's salaries	28,250	25,250
Net Cash Used In Operating Activities	(34,421)	(4,150)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used In Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(10)	-
Advances payable - Related Parties	34,516	4,250
Net Cash Provided By Financing Activities	34,506	4,250

NET INCREASE IN CASH	85	100

CASH AT BEGINNING OF PERIOD	-	22

CASH AT END OF PERIOD	$ 85	$ 122

SUPPLEMENTAL NON-CASH DISCLOSURES:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements

PostAds, Inc.

Notes to the Financial Statements

March 31, 2018

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

NOTE 2 - BASIS OF PRESENTATION

Unaudited Interim Financial Information

The accompanying balance sheet as of March 31, 2018, the related statements of operations, cash flows and the statement of changes in stockholders’ equity (deficit) for the three months ended March 31, 2018 and 2017 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and with the instructions to Regulation S-X for interim financial information, which, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of March 31, 2018 and results of operations and cash flows for the three months ended March 31, 2018 and 2017. The financial data and the other information disclosed in these notes to the financial statements related to this three-month period is unaudited. The unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017.  The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying unaudited financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,243,182, $276,462 and $277,168, respectively, at March 31, 2018 and for the three months ended March 31, 2018 the Company had a net loss and net cash used in operating activities of $62,504 and $34,421, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

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

PostAds, Inc.

Notes to the Financial Statements

March 31, 2018

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

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.  As of March 31, 2018, there were no cash equivalents.

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

Beginning after August 17, 2015 when the Company changed its structure to a corporation, the Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Also using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2016 and 2015, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination is the year ending on December 31, 2016. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No such interest and penalties were recorded as of March 31, 2018.

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

March 31, 2018

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

As of January 1, 2018, the Company adopted the revenue standards of Financial Accounting Standards Board Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606). There was no cumulative effect of this adoption. The core principle of this Topic is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized in accordance with that core principle by applying the following five steps: 1) identify the contracts with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation.  The revenue is recognized pro-rata over the time period the advertisement is displayed.  The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether it is the primary obligor in a transaction and has latitude in establishing pricing and selecting suppliers.   Based on its evaluation of these factors, advertising revenue which is the advertising fee paid by the seller is recorded on a gross basis, since the Company is the party responsible to the seller for providing the service that is the subject of the transaction and while most fees are currently a fixed dollar amount, the Company has the ability and reasonable latitude to establish prices for the services.

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

PostAds, Inc.

Notes to the Financial Statements

March 31, 2018

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2018, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the three months ended March 31, 2018 and the year ended December 31, 2017.

Recent Accounting Pronouncements

In August 2014, the FASB issued an accounting standard update under which management will be required to assess an entity’s ability to continue as a going concern and provide related disclosures in certain circumstances. The new guidance is effective for annual periods beginning after December 15, 2016 and for annual and interim periods thereafter. The Company adopted this standard in the first quarter of 2018 noting no material impact to the financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The new guidance is effective for the annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company adopted this standard in the first quarter of 2018 noting no material impact to the financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, to clarify the definition of a business and provide guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is to be applied on a prospective basis and is effective for the annual and interim periods beginning after December 15, 2017. The Company adopted this standard in the first quarter of 2018 noting no material impact to the financial statements.

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

PostAds, Inc.

Notes to the Financial Statements

March 31, 2018

(unaudited)

NOTE 5 – COMPUTER EQUIPMENT AND SOFTWARE

Computer equipment consisted of the following at:

	Estimated useful lives	March 31, 2018	December 31, 2017
Computer equipment	3 years	$ 1,923	$ 1,923
Less: Accumulated depreciation		(1,217)	(1,057)
Net		$ 706	$ 866

Depreciation expense on computer equipment was $160 and $110 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 6 – LIABILITIES

Accrued liabilities - consisted of the following at:

	March 31, 2018	December 31, 2017
Accrued website consulting fees	$ 5,000	$ 5,000
Accrued professional accounting fees	7,806	-
Accrued administrative expense	2,453	2,453
Accrued interest	2,750	2,250
Accrued rent expense	669	669
Accrued filing fee expense	150	9,108
Total accrued liabilities	$ 18,828	$ 19,480

Accrued officers’ salaries payable - consisted of the following at:

	March 31, 2018	December 31, 2017
Accrued officers' salaries	$ 171,375	$ 143,125

NOTE 7 – ADVANCES

Advances payable – officer - consisted of the following at:

	March 31, 2018	December 31, 2017
Advances payable - officer	$ 68,313	$ 33,797

Advances payable – officer represents non-interest bearing advances to the Company by the Company’s Chief Executive Officer, utilized to pay general and administrative expenses.

NOTE 8 – LOANS PAYABLE

Loan payable – related party - consisted of the following at:

	March 31, 2018	December 31, 2017
Loan payable - related party	$ 20,000	$ 20,000

On November 16, 2016, we borrowed the sum of $20,000 from our stockholder Florence Weiss who is the mother of Steve Weiss, a principal shareholder and a related party of the Company. The note bears interest at the rate of 10% per annum and is due on or before November 16, 2018.  Accrued interest of $2,750 and $2,250 for this loan has been recorded as part of accrued liabilities at March 31, 2018 and at December 31, 2017, respectively.

PostAds, Inc.

Notes to the Financial Statements

March 31, 2018

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

Service Agreements

Between August 13, 2015 and August 18, 2015, the Company entered into agreements with four consultants and one law firm for services. The agreements are for terms of between one month and one year. Pursuant to the terms of the agreements, the Company will pay aggregate consideration of $60,000 in cash and issue 6,796,000 shares of common stock, valued at $339,800 for financial accounting purposes. As of March 31, 2018, all shares have been issued.  (See Note 10 – Legal Proceedings)

Lease Agreement

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

Employment Agreements

On December 28, 2015, the Company entered into an agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for a term of two (2) years at an annual salary of $65,000.  On October 1, 2017, the Company renewed its agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for an additional two (2) year term commencing December 28, 2017 at the same annual salary of $65,000.  As of March 31, 2018 and December 31, 2017, the Company had not yet paid $99,375 and $83,125, respectively, of Mr. Moore’s salary and these amounts are included in accrued officers’ salaries payable at March 31, 2018 and December 31, 2017.

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer. Pursuant to the terms of the one (1) year agreement, the Company will pay aggregate consideration of $48,000 in cash and issued 1,000,000 shares of common stock on October 1, 2016, valued at the contemporaneous private placement offering price of $0.10 per share resulting in a total value of $100,000 for financial accounting purposes with the total amount to be expensed over the terms of the agreement through September 30, 2017.  On October 1, 2017, the Company renewed its agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional one (1) year term commencing October 1, 2017 at the same annual salary of $48,000.  As of March 31, 2018 and December 31, 2017, the Company had not yet paid $72,000 and $60,000, respectively, of Mr. King’s salary and these amounts are included in accrued officers’ salaries payable at March 31, 2018 and December 31, 2017.

PostAds, Inc.

Notes to the Financial Statements

March 31, 2018

(unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

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

As of March 31, 2018, other than the above-mentioned complaint, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

NOTE 11 – RELATED PARTY TRANSACTIONS

Accrued officers’ salaries payable in the amounts of $171,375 and $143,125 are recorded on the Company’s books at March 31, 2018 and December 31, 2017, respectively.  (See Note 6 – LIABILITIES)

Advances payable – officer in the amounts of $68,313 and $33,797 are recorded on the Company’s books at March 31, 2018 and December 31, 2017, respectively.  (See Note 7 – ADVANCES)

Loan payable – related party in the amount of $20,000 is recorded on the Company’s books at March 31, 2018 and December 31, 2017.  (See Note 8 – LOANS PAYABLE)

On October 1, 2017, the Company renewed its agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for an additional two (2) year term commencing December 28, 2017 at the same annual salary of $65,000.  (See Note 10 – COMMITMENTS AND CONTINGENCIES - Employment Agreements)

On October 1, 2017, the Company renewed its agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional one (1) year term commencing October 1, 2017 at the same annual salary of $48,000.  (See Note 10 – COMMITMENTS AND CONTINGENCIES - Employment Agreements)

NOTE 12 - SUBSEQUENT EVENTS

During April 2018, the Company’s Chief Executive Officer advanced approximately $3,700 to the Company to pay general and administrative expenses.

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

Business Development

We completed our initial website in August of 2015 and completed enhanced features of our site in April of 2016. Since our inception, we have placed over 19,654 free ads and obtained 5,052 registered users of the Post Ads marketplace.  We plan to convert our registered users into paying users by offering enhanced listings to increase the visibility of the ad. Because we offer free ads in all categories other than employment and personal, we expect our registered user base and product and service offerings to continually increase over time.

Our key activities to date include: (i) development of the business plan and plan of operations for the Post Ads Marketplace; (ii) development of the retail and fee-for-service features of the Post Ads Marketplace (iii) development of the auction platform of the Post Ads Marketplace; (iv) creation of our classified ad categories and features for the Post Ads Marketplace; (v) entering into an agreement with our website developer; (vi) creating features allowing visitors to become registered users of our online marketplace (vii) setting up our initial website to generate registered users, (viii) obtaining 5,052 registered users, (ix) placing more than 19,654 ads without charge and screening the ads prior to placement to ensure compliance with our terms of service, and (x) completing our website and enhancing its features including functionality and security features.

The PostAds Marketplace

Our marketplace is structured so that we offer sellers free listings in all categories other than employment and personal ads so that we can continuously increase our registered users. As the number of visitors for free product and service listings grows, the PostAds marketplace will become an attractive platform for sellers and other businesses seeking to purchase listing enhancements and advertising for their products and services. For sellers of goods and services, our goal is to provide the most effective and economical posting of ads on the internet.  Sellers can post classified ads for free for products and services.  All users of the site can view all posted ads without charge.  Because we are an internet based business, our success depends upon attracting visitors to our site.  To date, we have placed over 19,654 ads without charge on the PostAds Marketplace. This resulted in 5,052 registered non-paying users.  Because the product and service ads are free, we expect to generate a large inventory of ads.  After the inventories of ads are generated, we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

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

The accompanying unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying unaudited financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,243,182, $276,462 and $277,168, respectively, at March 31, 2018 and for the three months ended March 31, 2018 the Company had a net loss and net cash used in operating activities of $62,504 and $34,421, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results and comparison of the three month periods ended March 31, 2018 and 2017

The Company had minimal revenues of $14 and $21 for the three month periods ended March 31, 2018 and 2017, respectively, since we had not yet initiated our sales and marketing programs and we had allocated a substantial portion of our time and investment to the completion of our development activities required in order to launch our marketing plan.  With the commencement of our advertising and marketing programs anticipated during the second and third quarters of 2018, we expect the number of visitors for free product and service listings to increase and we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

Operating expenses were $62,518 and $55,700 for the three month periods ended March 31, 2018 and 2017, respectively.

Operating expenses consisted of $28,250 of officer compensation and $34,268 of general and administration for the three month period ended March 31, 2018.  Operating expenses consisted of $50,250 of officer compensation and $5,450 of general and administration for the three month period ended March 31, 2017.

The Company had net losses of $62,504 and $55,679 for the three month periods ended March 31, 2018 and 2017, respectively.

Based on 33,036,400 weighted average shares outstanding for the three months ended March 31, 2018, the loss per share was $0.00.

LIQUIDITY AND CAPITAL RESERVES

Sources of Liquidity

For the three month period ending March 31, 2018, we generated revenues of $14 from our business operations. We funded our working capital requirements through non-interest bearing advances of $34,516 to the Company by the Company’s Chief Executive Officer, utilized to pay general and administrative expenses.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $34,421 in the three months ended March 31, 2018, primarily as a result of the net loss of $62,504, offset an increase in accrued officers’ salaries of $28,250.

Net cash used in operating activities was $4,150 in the three months ended March 31, 2017, primarily as a result of the net loss of $55,679, offset by amortization of stock based prepaid consulting expense of $25,000 and an increase in accrued officers’ salaries.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 in the three month periods ended March 31, 2018 and 2017.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $34,506 in the three months ended March 31, 2018 and was primarily attributable to proceeds from related party advances of $34,516.

Net cash provided by financing activities was $4,250 in the three months ended March 31, 2017 and was attributable to proceeds from related party advances of $4,250.

Contractual Obligations

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See “Note 10 – Commitments and Contingencies—Legal Proceedings” in the Notes to the Financial Statements.

ITEM 1A.  RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described in our Annual Report on Form 10-K, our financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information in this Quarterly Report on Form 10-Q. If any of these risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. As a result, the price of our common stock could decline and you could lose part or all of your investment.

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

POSTADS, INC.

Date: May 14, 2018	By:	/s/Kenneth T. Moore
Kenneth T. Moore
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2018	By:	/s/Colm J. King
Colm J. King Chief Financial Officer
(Principal Accounting Officer)