Form 10-Q
period 2018-06-30
PostAds, Inc.
filed 2018-08-14
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August 10, 2018, there were 33,036,400 outstanding shares of the Registrant's Common Stock at $.001 par value.

PostAds, Inc.
Form 10-Q
For the quarterly period ended June 30, 2018
TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets at June 30, 2018 (unaudited) and December 31, 2017	3
Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2017 (unaudited)	4
Statement of Changes in Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2018 (unaudited)	5
Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017 (unaudited)	6
Notes to Financial Statements – June 30, 2018 (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	25
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.	26
Item 1.A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information.	26
Item 6. Exhibits	26
SIGNATURES	27

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PostAds, Inc.
Balance Sheets

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets
Cash	$ 10	$ -
Prepaid expenses and deposits	1,263	1,588

Total Current Assets	1,273	1,588

Computer equipment, net	545	866

Total Assets	$ 1,818	$ 2,454

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$ 9	$ 10
Accrued liabilities	20,181	19,480
Advances payable - officer	75,993	33,797
Loan payable - related party	20,000	20,000
Accrued officers' salaries payable	199,625	143,125

Total Current Liabilities	315,808	216,412

Total Liabilities	315,808	216,412

Commitments and contingencies (Note 10)

Stockholders' Equity (Deficit)
Series A Preferred stock: 10,000,000 shares authorized; $0.001 par value,
2,000,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	2,000	2,000
Common stock: 90,000,000 shares authorized; $0.001 par value, 33,036,400
shares issued and outstanding at June 30, 2018 and December 31, 2017	33,036	33,036
Additional paid in capital	1,931,684	1,931,684
Accumulated deficit	(2,280,710)	(2,180,678)

Total Stockholders' Equity (Deficit)	(313,990)	(213,958)

Total Liabilities and Stockholders´ Equity (Deficit)	$ 1,818	$ 2,454

The accompanying notes are an integral part of these unaudited financial statements

PostAds, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$ 33	$ 11	$ 47	$ 32

Operating Expenses
Officer Compensation	28,250	56,250	56,500	106,500
General and Administrative	9,311	3,431	43,579	8,881

Total Operating Expenses	37,561	59,681	100,079	115,381

Net Loss	$ (37,528)	$ (59,670)	$ (100,032)	$ (115,349)

Basic and Diluted Loss per Share
attributable to common stockholders:	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Basic and Diluted Weighted Average
Number of Shares Outstanding
attributable to common stockholders:	33,036,400	33,036,400	33,036,400	33,036,400

The accompanying notes are an integral part of these unaudited financial statements

PostAds, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
For the Six Months Ended June 30, 2018
(unaudited)

							Total
					Additional		Stockholders'
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2017	2,000,000	$ 2,000	33,036,400	$ 33,036	$ 1,931,684	$ (2,180,678)	$ (213,958)

Net loss for the six months ended June 30, 2018	-	-	-	-	-	(100,032)	(100,032)

Balance June 30, 2018	2,000,000	$ 2,000	33,036,400	$ 33,036	$ 1,931,684	$ (2,280,710)	$ (313,990)

The accompanying notes are an integral part of these unaudited financial statements

PostAds, Inc.
Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (100,032)	$ (115,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	321	221
Amortization of stock based prepaid consulting	-	50,000
Changes in assets and liabilities:
Prepaid expenses and deposits	325	-
Accrued liabilities	701	2,338
Accrued officer's salaries	56,500	56,500
Net Cash Used In Operating Activities	(42,185)	(6,290)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used In Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(1)	251
Advances payable - Related Parties	42,196	6,017
Net Cash Provided By Financing Activities	42,195	6,268

NET INCREASE (DECREASE) IN CASH	10	(22)

CASH AT BEGINNING OF PERIOD	-	22

CASH AT END OF PERIOD	$ 10	$ -

SUPPLEMENTAL NON-CASH DISCLOSURES:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements

PostAds, Inc.

Notes to the Financial Statements

June 30, 2018

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

NOTE 2 - BASIS OF PRESENTATION

Unaudited Interim Financial Information

The accompanying balance sheet as of June 30, 2018, the related statements of operations for the three and six months ended June 30, 2018 and 2017 and the related statements of cash flows and the statement of changes in stockholders’ equity (deficit) for the six months ended June 30, 2018 and 2017 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and with the instructions to Regulation S-X for interim financial information, which, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of June 30, 2018, results of operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017. The financial data and the other information disclosed in these notes to the financial statements for the three and six month periods is unaudited. The unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017.  The results of operations for the three and six month period ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - GOING CONCERN AND MANAGEMENT PLANS

The accompanying unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying unaudited financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,280,710, $313,990 and $314,535, respectively, at June 30, 2018 and for the six months ended June 30, 2018 the Company had a net loss and net cash used in operating activities of $100,032 and $42,185, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

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

June 30, 2018

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

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.  As of June 30, 2018 and December 31, 2017, there were no cash equivalents.

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

Beginning after August 17, 2015 when the Company changed its structure to a corporation, the Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Also using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2018 and 2017, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The tax years that remain subject to examination are the years ending on December 31, 2016 and 2017.  The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No such interest and penalties were recorded as of June 30, 2018.

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

June 30, 2018

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

PostAds, Inc.

Notes to the Financial Statements

June 30, 2018

(unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

There have been no chargebacks to date.  If we encounter chargebacks in the future, they will be recorded as a reduction to revenue in the same period that the revenue is recognized, and we may consider establishing a reserve liability.

Stock-Based Compensation - For employee stock-based awards, the Company estimates the fair value of the award on the date of grant using the Black-Scholes option-pricing model and the expense is recognized over the service period for awards expected to vest. For stock issued to employees for other than cash the Company estimates the fair value of the shares issued based on the trading or selling price of similar shares or based on the value of the services provided, whichever is more reliable.

For non-employee stock-based awards, the Company estimates the fair value of the award on the date of grant in the same manner as employee awards; however, the unvested portion of the awards is revalued at the end of each reporting period until such time as the non-employee award is fully vested.  Vested portions are recorded as prepaid assets and amortized to expense over the service periods.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2018, nor gains or losses that were reported in the statement of operations, attributable to the change in unrealized gains or losses relating to those assets and liabilities, still held at the reporting dates for the six months ended June 30, 2018 and the year ended December 31, 2017.

PostAds, Inc.

Notes to the Financial Statements

June 30, 2018

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the measurement of goodwill impairment by eliminating step two from the goodwill impairment test. The new guidance requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The new guidance is effective for the annual and interim periods beginning after December 15, 2019 and early adoption is permitted. The Company does not anticipate the update to this standard to have a material impact on its  financial statements.

PostAds, Inc.

Notes to the Financial Statements

June 30, 2018

(unaudited)

NOTE 5 – COMPUTER EQUIPMENT AND SOFTWARE

Computer equipment consisted of the following at:

	Estimated useful lives	June 30, 2018	December 31, 2017
Computer equipment	3 years	$ 1,923	$ 1,923
Less: Accumulated depreciation		(1,378)	(1,057)
Net		$ 545	$ 866

Depreciation expense on computer equipment was $321 and $221 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 6 – LIABILITIES

Accrued liabilities - consisted of the following at:

	June 30, 2018	December 31, 2017
Accrued website consulting fees	$ 5,000	$ 5,000
Accrued professional accounting fees	7,840	-
Accrued administrative expense	2,453	2,453
Accrued interest	3,250	2,250
Accrued rent expense	1,338	669
Accrued filing fee expense	300	9,108
Total accrued liabilities	$ 20,181	$ 19,480

Accrued officers’ salaries payable - consisted of the following at:

	June 30, 2018	December 31, 2017
Accrued officers' salaries	$ 199,625	$ 143,125

NOTE 7 – ADVANCES

Advances payable – officer - consisted of the following at:

	June 30, 2018	December 31, 2017
Advances payable - officer	$ 75,993	$ 33,797

Advances payable – officer represents non-interest-bearing advances to the Company by the Chief Executive Officer, used to pay general and administrative expenses.

PostAds, Inc.

Notes to the Financial Statements

June 30, 2018

(unaudited)

NOTE 8 – LOANS PAYABLE

Loan payable – related party - consisted of the following at:

	June 30, 2018	December 31, 2017
Loan payable - related party	$ 20,000	$ 20,000

On November 16, 2016, we borrowed the sum of $20,000 from our stockholder Florence Weiss who is the mother of Steve Weiss, a principal shareholder and a related party of the Company. The note bears interest at the rate of 10% per annum and is due on or before November 16, 2018.  Accrued interest of $3,250 and $2,250 for this loan has been recorded as part of accrued liabilities for the six months ended June 30, 2018 and for the year ended December 31, 2017, respectively.

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

Lease Agreement

On November 15, 2017, the Company renewed a one-year lease agreement for our corporate office upon verbal agreement with its landlord.  Pursuant to the terms of our original lease dated November 15, 2015, it was renewable for one extended term of one year with a three percent increase in the annual base rent.  The current annual rent expense, including sales tax, is approximately $8,265, payable in monthly installments, plus miscellaneous rent related fees.

PostAds, Inc.

Notes to the Financial Statements

June 30, 2018

(unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements

On December 28, 2015, the Company entered into an agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for a term of two (2) years at an annual salary of $65,000.  On October 1, 2017, the Company renewed its agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for an additional two (2) year term commencing December 28, 2017 at the same annual salary of $65,000.  As of June 30, 2018, and December 31, 2017, the Company had not yet paid $115,625 and $83,125, respectively, of Mr. Moore’s salary and these amounts are included in accrued officers’ salaries payable at June 30, 2018 and December 31, 2017.

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer. Pursuant to the terms of the one (1) year agreement, the Company will pay aggregate consideration of $48,000 in cash and issued 1,000,000 shares of common stock on October 1, 2016, valued at the contemporaneous private placement offering price of $0.10 per share resulting in a total value of $100,000 for financial accounting purposes with the total amount to be expensed over the terms of the agreement through September 30, 2017.  On October 1, 2017, the Company renewed its agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional one (1) year term commencing October 1, 2017 at the same annual salary of $48,000.  As of June 30, 2018, and December 31, 2017, the Company had not yet paid $84,000 and $60,000, respectively, of Mr. King’s salary and these amounts are included in accrued officers’ salaries payable at June 30, 2018 and December 31, 2017.

Legal Proceedings

On November 7, 2016, a complaint (Oceanside Equities, Inc. v. PostAds, Inc., Case Number: CACE-16-020387-21) was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida against the Company.  The complaint was brought by Vincent Beatty on behalf of Oceanside Equities, Inc. in an attempt to get 998,000 shares of our common stock (the “shares”) that were cancelled and returned to treasury on August 14, 2016 (see Note 9) and an additional $10,000 of compensation from the Company.  Mr. Beatty entered into an agreement with the Company on August 18, 2015 to provide consulting services to the Company in consideration for compensation of $20,000 and the shares. Company management believes that they were induced into entering into the agreement by a misrepresentation of the services he would perform and as a result of his failure to perform such services, the Company’s position is that he is not entitled to the compensation.  The Company has been damaged as a result of Mr. Beatty’s misrepresentations and further believes he has been unjustly enriched by the $10,000 initial payment he received from the Company as part of the compensation pursuant to the agreement.  The Company intends to defend itself vigorously against this action.  No further actions have been taken by the plaintiff. The Company is unable to predict the outcome, but does not expect it to have a material effect on the results of our operations.

As of June 30, 2018, other than the above-mentioned complaint, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

PostAds, Inc.

Notes to the Financial Statements

June 30, 2018

(unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS

Accrued officers’ salaries payable in the amounts of $199,625 and $143,125 are recorded on the Company’s books at June 30, 2018 and December 31, 2017, respectively.  (See Note 6 – LIABILITIES)

Advances payable – officer in the amounts of $75,993 and $33,797 are recorded on the Company’s books at June 30, 2018 and December 31, 2017, respectively.  (See Note 7 – ADVANCES)

Loan payable – related party in the amount of $20,000 is recorded on the Company’s books at June 30, 2018 and December 31, 2017.  (See Note 8 – LOANS PAYABLE)

On October 1, 2017, the Company renewed its agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for an additional two (2) year term commencing December 28, 2017 at the same annual salary of $65,000.  (See Note 10 – COMMITMENTS AND CONTINGENCIES - Employment Agreements)

On October 1, 2017, the Company renewed its agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional one (1) year term commencing October 1, 2017 at the same annual salary of $48,000.  (See Note 10 – COMMITMENTS AND CONTINGENCIES - Employment Agreements)

NOTE 12 - SUBSEQUENT EVENTS

During July 2018, the Company’s Chief Executive Officer advanced approximately $5,210 to the Company to pay general and administrative expenses.

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

Business Development

We completed our initial website in August of 2015 and completed enhanced features of our site in April of 2016. Since our inception, we have placed over 20,807 free ads and obtained 5,439 registered users of the Post Ads marketplace.  We plan to convert our registered users into paying users by offering enhanced listings to increase the visibility of the ad. Because we offer free ads in all categories other than employment and personal, we expect our registered user base and product and service offerings to continually increase over time.

Our key activities to date include: (i) development of the business plan and plan of operations for the Post Ads Marketplace; (ii) development of the retail and fee-for-service features of the Post Ads Marketplace (iii) development of the auction platform of the Post Ads Marketplace; (iv) creation of our classified ad categories and features for the Post Ads Marketplace; (v) entering into an agreement with our website developer; (vi) creating features allowing visitors to become registered users of our online marketplace (vii) setting up our initial website to generate registered users, (viii) obtaining 5,439 registered users, (ix) placing more than 20,807 ads without charge and screening the ads prior to placement to ensure compliance with our terms of service, and (x) completing our website and enhancing its features including functionality and security features.

The PostAds Marketplace

Our marketplace is structured so that we offer sellers free listings in all categories other than employment and personal ads so that we can continuously increase our registered users. As the number of visitors for free product and service listings grows, the PostAds marketplace will become an attractive platform for sellers and other businesses seeking to purchase listing enhancements and advertising for their products and services. For sellers of goods and services, our goal is to provide the most effective and economical posting of ads on the internet.  Sellers can post classified ads for free for products and services.  All users of the site can view all posted ads without charge.  Because we are an internet-based business, our success depends upon attracting visitors to our site.  To date, we have placed over 20,807 ads without charge on the PostAds Marketplace. This resulted in 5,439 registered non-paying users.  Because the product and service ads are free, we expect to generate a large inventory of ads.  After the inventories of ads are generated, we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

PostAds is striving to differentiate itself from its competitors by its simplicity, while offering customers value, selection and convenience in order to gain their trust and continued business.  The PostAds Marketplace facilitates buying and selling used goods while reducing the time our customers need to devote to a transaction.

To buy and sell on our marketplace, visitors must open an online account by completing a one (1) page fill in the blank form that includes the user’s name, street address, email and whether the account is for personal or business use.

Marketing Strategy and Plan

We began executing our initial marketing strategy and plan during the period from April 2016 through July of 2016. It involved email marketing and print materials targeting retail store front owners in April of 2016, initial email marketing and print materials targeting service providers for our fee-for-service store fronts in May of 2016, converting our registered members to paying users by sending monthly newsletters with updates and company information in July of 2016 and social media postings using Facebook in July of 2016.

In November of 2016, we planned to establish Google AdWords and search engine optimization campaigns to drive traffic to our website and in December of 2016, we planned to develop email marketing and print materials to attract potential advertisers to our website.

Executing our initial marketing strategy and plan was dependent upon raising sufficient capital through the placement of our common stock or issuance of debt securities. On September 22, 2015, the Company prepared an offering to raise capital in the amount of $200,000 by offering up to 4,000,000 shares of its common stock at $.05 per share, from which we sold 2,978,400 shares of common stock to nineteen (19) persons at the price of $.05 per share for aggregate proceeds of approximately $148,920.  With the limited capital raised in the above offering we were able to execute our initial marketing strategy and plan, but management decided to postpone the continuation and initiation of the above programs until additional capital can be raised from the sale of our securities or financing can be secured.  We anticipate having the ability to continue executing our marketing strategy and plan during the second half of 2018.  The dates and details of our planned marketing activity and our milestones and enhancements completed to date are presented in detail in the Marketing section below.

Online Classified Industry

There is an estimated market of $381 billion worth of used but untouched goods in U.S. homes.  Classified advertising has evolved to a whole new domain. They are few newspaper specific advertisements.  The operating model of today’s classifieds platforms allow advertisements to be listed and can be accessed by everyone in just a few clicks.

Craigslist is the most profitable classified website in the world.   With around 55 million monthly visitors Craigslist is the leader of the digital classifieds market.  Craigslist and eBay are the two dominant players.  Other online classified companies include Whatsapp, Facebook Marketplace, OfferUp and Quora with LetGo being one of the recent startups.

Craigslist doesn’t market itself, doesn’t believe in changing the business model according to the business environment and is still leading the industry just because of its simple and selectively free interface and a huge network which it built in 2 decades.  Competitors like OfferUp and LetGo have plans and strategies to leave Craigslist behind.  In 2016, OfferUp raised $130 million dollars in funding, bringing the company’s total funding to more than $221 million with a valuation of 1.2 billion.  LetGo raised $175 million around 15 months after New York-based LetGo merged with Spanish rival Wallapop in a bid for more scale, amid yet another $100 million round.  LetGo’s large rounds of funding made in quick succession are collectively a sign of how competitive its area is at the moment.

A mature online classified business can easily generate somewhere close to $500M in profits per year, which leaves huge revenue potential for remaining online classified businesses.

.

PostAds Core Team and Focus to Date

As PostAds builds a profitable business, management’s top priority will always be ensuring our customers convenience and security.  In order to become successful, we are focusing on simplicity and empowering users of our products and services.

With limited funds available, our Chief Executive Officer, Kenneth T. Moore, our Chief Financial Officer, Colm J. King, and our website and software developer decided to adopt a ‘network first, profit later’ strategy.  As an online-only business operating a classifieds business, talent and technology are required.  Our core team is made up of individuals that bring the following talents and experience to PostAds, technology research and development, software design and modification, managerial, finance and SEC reporting and compliance.

Survival in the technology industry requires constant innovation and the majority of listings are facilitated by software, showing the value of automating posting.  The foundation of our product and services development is based on continuous innovation in creating and improving the products and services we offer.

From October 1, 2016, through June 30, 2018, our core team has devoted their time and effort to accomplishing the following overview of the developments, security, enhancements and compliance matters by quarter that have postured PostAds to raise the necessary capital for the successful execution of its marketing strategy and plan and become a competitive online classified Company:

4th Quarter 2016

Developments / Enhancements

Enhance hi-res icons

Add a "View edited listing" addition / Edit Success

‘Fatal Error’ resolution

Deadlock admin setting

Improved reliability / new listing alert emails / mail queue

Enhance email inputs

Revamp Cron task execution

Storefront: Free for All storefronts revamp

Navigation: faster cookie handling across subdomains

Rework image previews orientation

Listing expiration date admin sections

Fees Fix message sharing

Revamp category dropdown module

Expand Browsing Filters to handle additional matters

Storefront: enhance Custom Pages

Reformatting price setting / functions

Category Dropdown module redirection: IE/Edge

Security

Secure database credentials

Fixed auctions price fields / types

1st Quarter 2017

Developments / Enhancements

New Beta Feature: Recurring Classifieds - Sponsored

Rework archive listings and expire groups

Fixed auction renewal/copy end times

Streamlined category browse buttons

Storefront: restoration template names in user CP

Security

Removal of SQL injection vector

2nd Quarter 2017

Developments / Enhancements

Support for BCRYPT (PHP Native) password hashing [requires PHP 5.5+]

Implemented a Provider Fee plan item - Sponsored

Storefront: enhance extra fields with the built-in contact form in a Storefront Page

Image display: less time re-acquiring image dimensions

Rework interaction between category cache and JavaScript-in-footer for new subcategory popup

Twitter Feed: updated to account for new formatting of HTML code created by Twitter

Additional price added by Buyer-Selected Cost Options included in the total cost when using PayPal Seller-Buyer transactions

Storefront: Custom Page data ability with WYSIWYG turned off

Storefront: glyphicons / editing custom page data

Pedigree Tree: allow search fields to appear correctly on category-specific advanced search form

Security

Credit card entry saner when wrapping to new lines

PayPal Seller/Buyer info: Listing Edits

Compliance

Financial and compliance preparation

3rd Quarter 2017

Developments / Enhancements

Additional Profile Pictures

Updated TinyMCE to latest v4.5.1

Setting: minimum price - Sponsored

Price Drop Auctions: Added static drop amounts

Search by start date ability on Advanced Search - Sponsored

PHP7 Compatibility

Update Mobile Detect library

New Payment Gateway: Stripe

Updated CommWeb payment gateway to reflect API changes

Manage Orders / Manage Items pages default settings

Stats display on Admin Home enhancement

Admin Search Users page completely reworked

Admin Remove User process revamp

Sortable Search Users result table

Admin List Users search box

Admin's User Importer / User Groups navigation category

Admin page navigation preserved after session timeout

Compliance

Financial and compliance preparation

4th Quarter 2017

Developments / Enhancements

1779 - Social Connect: Facebook Login updated to match new Facebook API response

1782 - Added display of "Additional Fees" to final bid confirmation page

1783 - Added 10 blank "Extra Text" fields to Common Template Text page, for use in expanding translated templates

Compliance

Financial and compliance preparation

1st Quarter 2018

Developments / Enhancements

Added an "admin note" allowing admin private blurb and not shown publicly

Bulk Uploader: Switch to force processing only a single Revolving Inventory file at once

PHP 7.1 Compatibility - ongoing

Allow "friendly names" in admin email addresses

Properly cloaked "private" communications

Fixed SMTP mail connection / username/password

"Change User Group" / Category-Specific Fields to Use page

Renewed listings / unlimited duration / expiration

Geographic Navigation: Breadcrumb display revamp

Image file path / admin setting / Listing Copy

Pinterest listing descriptions

Storefront: Friendlier error messages

Storefront: Hide links / user's storefront / disable "free" storefronts issues

Fixed WYSIWYG editor adding extra code to partial-page templates, and removed branding

Security

Credit card entry more sane when wrapping to new lines

PayPal Seller/Buyer info: Listing Edits

Compliance

Financial and compliance preparation

2nd Quarter 2018

Compliance

Company current with SEC filings

Listing Categories

Our platform offers the following four listing categories:

 Retail Store Fronts                                     Fee-For-Service Store Fronts

 Auction Listings                                         Classified Ads

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

Our Retail and Fee-For-Service Store fronts offering the following features:

·	A unique URL path that allows the seller to advertise in emails, on websites, etc. and drive traffic to their own store front.
·	An "off" StoreFront option to use during set up and maintenance.
·	A "StoreFront" column that is displayed on our category pages to drive traffic from our category pages to the seller’s store front page.
·	Display of Seller’s logos and slogans.
·	User friendly StoreFront templates.
·	Ability to create and populate store front 'extra pages' to provide more information to visitors.
·	Ability to create newsletters where visitors can subscribe directly from the store front.
·	Analytics that provide information to sellers about the traffic to their particular store front.

 Auctions

We believe key advantages of our auction service over other services is that we offer auction ads without charge and we do not impose a final fee for auctioned items. We offer sellers using our auction feature, the ability to purchase premium placement, ad enhancements and advertisements of their items. Our marketplace provides sellers with three types of auctions:

·

Standard Auction. In standard actions, users bid against each other for individual or group items. Whatever is described within the details of the auction is what's up for bid. At the end of the auction the highest bidder wins the item being auctioned.

·	Buy Now Action. In a Buy Now Action, a listing is placed. Within that listing there is be a Buy Now link that allows the Buyer to purchase the item for a set price established by the Seller.
·	Dutch Auction. In a Dutch Auction, Sellers list multiple items for sale and each bidder can win one or more of the total items listed with conditions designated by the Seller

The auction feature is designed to generate revenue by charging users for enhancements to their listing such as featured item, top of listing, and banner ads etc.

Revenues

We plan to generate revenues from:

·	Monthly Seller fees of $6.95 per month for each retail store front listing,
·	Monthly Seller fees $6.95 per month for each service store front listing,
·

Charging for ads in the Jobs category which currently has a fee of $5.00 per listing for a 30-day ad and personals category which has fees ranging from $1.00 to $15.00 depending on the category and ad duration, and

·	Charging Sellers for ad enhancements to sellers.

Ad Enhancements

We plan to offer ad enhancements to sellers (including retail store front listings, service store front listings, action listings and classified ad listings) as follows:

· Banner Advertisements. Banner Advertisements are small rectangular advertisements that appear on pages of the PostAds Market Place. When a user clicks on a banner advertisement, it will take the user to a particular advertiser's storefront or listing. Banner advertising fees range from $2.99 to $99.00 depending upon ad size, location and number of categories,

· Bulk Advertisements. The PostAds Bulk Uploader allows users to create multiple ads from a single transaction of data stored in a spreadsheet file and upload that file to multiple pages of the PostAds Market Place. Bulk advertising is free.

·Ad-Ons. Ad-On are enhancements to listings such as colored text, graphics and icons. Fees for Ad-On range from 0.25 to $3.00 per item, and

·Premium Placement Fees. Premium placement fees allow a user to select optimum locations for their ad or listing such as top of the page or first listing of the category. Premium placement fees range between $1.00 and $3.00 depending upon location.

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

Benefits of the PostAds Marketplace

We believe the PostAds Marketplace offers benefits not found with other on-line shopping platforms particularly for smaller buyers and sellers of inexpensive items because we plan to offer the primary features found on other auction sites like Ebay without the fees that they charge. We provide different platforms to buyers and sellers including auctions, storefronts and classified ads. We do not charge fees to buyers and we offer basic listings without charge to the Seller in all categories other than classified ads for employment and personals. Ebay in most instances charges an item insertion fee as well as a final value fee (percentage of sale price) making it costly for smaller sellers to list their items for sale. This fee in turn increases the price paid by small buyers. By not charging these fees and offering ad enhancements that are optional, we may be able to attract smaller sellers and buyers that are unwilling to pay the fees charged by Ebay. Craigslist provides classified ads, but it does not offer an auction platform nor on their classifieds do they offer user storefronts or listing enhancements. Similarly, Ebay does not offer classifieds. We are not aware of any marketplaces offering the combination of platforms that we offer. We also believe that by offering store fronts, classifieds and auctions, we are able to migrate other online marketplace users to our website.

Marketing

To date, our Company has grown organically by word of mouth supported by internal efforts to stimulate awareness and interest. During the second half of 2016, we invested minimally in marketing our products and services to build our brand and grow our user base. In addition, we also plan to attract visitors by developing our “PostAds Marketplace” brand name and “No Fees for Buyers” slogan to attract visitors to our PostAds Marketplace.

Our initial marketing strategy involves converting our registered members to paying users. We plan to accomplish this by sending monthly newsletters with updates and company information. We started this for a brief period in July of 2016 and plan to begin sending newsletters with updates during September of 2018.

We plan to also conduct the following marketing activity:

·

We completed our initial email marketing and print materials targeting retail store front owners in April of 2016, and plan to deliver these materials in September of 2018 and use this as an ongoing method of marketing.

·

We started social media postings using Facebook in July of 2016. We plan to launch social media campaigns on Twitter, Facebook, Linked-in and other websites to create recognition of our market place and drive traffic to our website beginning October of 2018, and use this as an ongoing form of marketing.

·

We completed our initial email marketing and print materials targeting service providers for our fee-for-service store fronts in May of 2016, and plan to deliver these materials in October of 2018 and use this as an ongoing form of marketing.

·	In November of 2018, we plan to establish Google AdWords and search engine optimization campaigns to drive traffic to our website.

·	In December of 2018, we plan to develop email marketing and print materials to attract potential advertisers to our website.

We believe that a marketing mix of email and social media campaigns and internet advertising is an optimal strategy to increase revenues.

RESULTS OF OPERATIONS

We are in the development stage since we have not commenced planned principal operations.  Our activities since inception include devoting substantially all our efforts to business planning and development. Additionally, we have allocated a substantial portion of our time and investment to the completion of our development activities to launch our marketing plan and generate revenues and to raising capital.  We have generated minimal revenue from operations. The Company’s activities during the development stage are subject to significant risks and uncertainties.

The accompanying unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying unaudited financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,280,710 $313,990 and $314,535, respectively, at June 30, 2018 and for the six months ended June 30, 2018 the Company had a net loss and net cash used in operating activities of $100,032 and $42,185, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results and comparison of the three month periods ended June 30, 2018 and 2017

The Company had minimal revenues of $33 and $11 for the three month periods ended June 30, 2018 and 2017, respectively, since we had not yet initiated our sales and marketing programs and we had allocated a substantial portion of our time and investment to the completion of our development activities required in order to launch our marketing plan.  With the commencement of our advertising and marketing programs anticipated during the third and fourth quarters of 2018, we expect the number of visitors for free product and service listings to increase and we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

Operating expenses were $37,561 and $59,681 for the three month periods ended June 30, 2018 and 2017, respectively.   Operating expenses consisted of $28,250 of officer compensation and $9,311 of general and administration expenses for the three month period ended June 30, 2018.  Operating expenses consisted of $56,250 of officer compensation and $3,431 of general and administration expenses for the three month period ended June 30, 2017.   Officer compensation was higher during the three month period ended June 30, 2017 since it included $25,000 for 250,000 shares of common stock valued at $0.10 per share issued pursuant to an agreement with Colm J. King to act as the Company’s Chief Financial Officer.

The Company had net losses of $37,528 and $59,670 for the three month periods ended June 30, 2018 and 2017, respectively.

Based on 33,036,400 weighted average shares outstanding for the three months ended June 30, 2018, the loss per share was $0.00.

Results and comparison of the six month periods ended June 30, 2018 and 2017

The Company had minimal revenues of $47 and $32 for the six month periods ended June 30, 2018 and 2017, respectively, since we had not yet initiated our sales and marketing programs and we had allocated a substantial portion of our time and investment to the completion of our development activities required in order to launch our marketing plan.  The nominal revenue of $47 for the six month period ended June 30, 2018 is the result of users purchasing ad enhancements, even though we had not yet initiated our marketing programs.  Our marketplace is structured so that we offer sellers free listings in all categories other than employment and personal ads so that we can continuously increase our registered users.  With the commencement of our advertising and marketing programs during the third and fourth quarters of 2018, we expect the number of visitors for free product and service listings to increase and we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services. The PostAds marketplace will become an attractive platform for sellers and other businesses seeking to purchase listing enhancements and advertising for their products and services.  Because we are an internet based business, our success depends upon attracting visitors to our site.  To date, we have placed over 20,807 ads without charge on the PostAds Marketplace. This resulted in 5,439 registered non-paying users.  Because the product and service ads are free, we expect to generate a large inventory of ads.  After the inventories of ads are generated, we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

Operating expenses were $100,079 and $115,381 for the six month periods ended June 30, 2018 and 2017, respectively.   Operating expenses for the six month period ended June 30, 2018 consisted of $56,500 of officer compensation and $43,579 of general and administration expenses.  Operating expenses for the six month period ended June 30, 2017 consisted of $106,500 of officer compensation and $8,881 of general and administration expenses.    General and administration expenses were higher during the six month period ended June 30, 2018 since they included approximately $30,000 for accounting and filing fees paid to bring the Company current with its regulatory filings.  Officer compensation was higher during the six month period ended June 30, 2017 since it included $50,000 for 500,000 shares of common stock valued at $0.10 per share issued pursuant to an agreement with Colm J. King to act as the Company’s Chief Financial Officer.

The Company had net losses of $100,032 and $115,349 for the six month periods ended June 30, 2018 and 2017, respectively.

Based on 33,036,400 weighted average shares outstanding for the six months ended June 30, 2018, the loss per share was $0.00.

LIQUIDITY AND CAPITAL RESERVES

Sources of Liquidity

For the six month period ending June 30, 2018, we generated revenues of $47 from our business operations. We funded our working capital requirements through non-interest bearing advances of $42,196 to the Company by the Company’s Chief Executive Officer, utilized to pay general and administrative expenses.

We are attempting to raise additional equity financing and procure loans to fund our future operations though there is no assurance we will succeed. We have not generated meaningful revenues from our business operations and are dependent on our ability to raise capital.   If we are unable to raise all the capital, we require we may have to reduce our planned expenditures to a level where we can continue to operate until we obtain necessary financing. If we cannot obtain such financing and do not generate sufficient revenue to fund our operations, we may have to curtail or cease operations.

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

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was $42,185 in the six months ended June 30, 2018, primarily as a result of the net loss of $100,032 offset by accrued officer’s salaries of $56,500.

Net cash used in operating activities was $6,290 in the six months ended June 30, 2017, primarily as a result of the net loss of $115,349, accrued officer’s salaries of $56,500 and amortization of prepaid consulting expense of $50,000.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 in the six month periods ended June 30, 2018 and 2017.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $42,205 in the six months ended June 30, 2018 and was attributable to proceeds from related party advances.

Net cash provided by financing activities was $6,268 in the six months ended June 30, 2017 and was primarily attributable to proceeds from related party advances.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

(b)

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See “Note 10 – Commitments and Contingencies—Legal Proceedings” in the Notes to the Financial Statements.

ITEM 1A.  RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described in our Annual Report on Form 10-K, our financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information in this Quarterly Report on Form 10-Q. If any of these risks occur, our business, financial condition, results of operations and prospects could be adversely affected. As a result, the price of our common stock could decline, and you could lose part or all of your investment.

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

POSTADS, INC.

Date: August 14, 2018	By:	/s/Kenneth T. Moore
Kenneth T. Moore
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2018	By:	/s/Colm J. King
Colm J. King Chief Financial Officer
(Principal Accounting Officer)