Form 10-Q
period 2018-09-30
PostAds, Inc.
filed 2018-11-14
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ______ TO ______.

Commission File Number: 333-208931

_______________________

PostAds, Inc.

(Exact name of registrant as specified in its charter)

Nevada	35-2539888
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2332 NW 87th Drive Coral Springs, Florida	33065
(Address of principal executive offices)	(Zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 12, 2018, there were 33,036,400 outstanding shares of the Registrant's Common Stock at $.001 par value.

PostAds, Inc.
Form 10-Q
For the quarterly period ended September 30, 2018
TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets at September 30, 2018 (unaudited) and December 31, 2017	3
Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017 (unaudited)	4
Statement of Changes in Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2018 (unaudited)	5
Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (unaudited)	6
Notes to Financial Statements – September 30, 2018 (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4. Controls and Procedures	24
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.	25
Item 1.A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information.	25
Item 6. Exhibits	25
SIGNATURES	26

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PostAds, Inc.
Balance Sheets

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets
Cash	$ 7	$ -
Prepaid expenses and deposits	-	1,588

Total Current Assets	7	1,588

Computer equipment, net	385	866

Total Assets	$ 392	$ 2,454

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$ -	$ 10
Accrued liabilities	19,385	19,480
Advances payable - officer	83,308	33,797
Loan payable - related party	20,000	20,000
Accrued officers' salaries payable	227,875	143,125

Total Current Liabilities	350,568	216,412

Total Liabilities	350,568	216,412

Commitments and contingencies (Note 10)

Stockholders' Equity (Deficit)
Series A Preferred stock: 10,000,000 shares authorized; $0.001 par value,
2,000,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	2,000	2,000
Common stock: 90,000,000 shares authorized; $0.001 par value, 33,036,400
shares issued and outstanding at September 30, 2018 and December 31, 2017	33,036	33,036
Additional paid in capital	1,931,684	1,931,684
Accumulated deficit	(2,316,896)	(2,180,678)

Total Stockholders' Equity (Deficit)	(350,176)	(213,958)

Total Liabilities and Stockholders´ Equity (Deficit)	$ 392	$ 2,454

The accompanying notes are an integral part of these financial statements

PostAds, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$ 2	$ -	$ 49	$ 32

Operating Expenses
Officer Compensation	28,250	56,250	84,750	106,500
General and Administrative	7,938	5,433	51,517	69,314
Consulting Fees	-	-	-	750

Total Operating Expenses	36,188	61,683	136,267	176,564

Net Loss	$ (36,186)	$ (61,683)	$ (136,218)	$ (176,532)

Basic and Diluted Loss per Share
attributable to common stockholders:	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Basic and Diluted Weighted Average
Number of Shares Outstanding
attributable to common stockholders:	33,036,400	33,036,400	33,036,400	33,036,400

The accompanying notes are an integral part of these financial statements

PostAds, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
For the Nine Months Ended September 30, 2018
(unaudited)

							Total
					Additional		Stockholders'
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2017	2,000,000	$ 2,000	33,036,400	$ 33,036	$ 1,931,684	$ (2,180,678)	$ (213,958)

Net loss for the nine months ended September 30, 2018	-	-	-	-	-	(136,218)	(136,218)

Balance September 30, 2018	2,000,000	$ 2,000	33,036,400	$ 33,036	$ 1,931,684	$ (2,316,896)	$ (350,176)

The accompanying notes are an integral part of these financial statements

PostAds, Inc.
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (136,218)	$ (176,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	481	348
Amortization of stock based prepaid consulting	-	75,000
Changes in assets and liabilities:
Prepaid expenses and deposits	1,588	-
Accrued liabilities	(95)	3,807
Accrued officer's salaries	84,750	87,750
Net Cash Used In Operating Activities	(49,494)	(9,627)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment	-	(600)
Net Cash Used In Investing Activities	-	(600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(10)	-
Advances payable - Related Parties	49,511	10,317
Net Cash Provided By Financing Activities	49,501	10,317

NET INCREASE (DECREASE) IN CASH	7	90

CASH AT BEGINNING OF PERIOD	-	22

CASH AT END OF PERIOD	$ 7	$ 112

SUPPLEMENTAL NON-CASH DISCLOSURES:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements

PostAds, Inc.

Notes to the Financial Statements

September 30, 2018

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

NOTE 2 - BASIS OF PRESENTATION

Unaudited Interim Financial Information

The accompanying balance sheet as of September 30, 2018, the related statements of operations for the three and nine months ended September 30, 2018 and 2017 and the related statements of cash flows and the statement of changes in stockholders’ equity (deficit) for the nine months ended September 30, 2018 and 2017 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and with the instructions to Regulation S-X for interim financial information, which, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of September 30, 2018, results of operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017. The financial data and the other information disclosed in these notes to the financial statements related to this three and nine month periods is unaudited. The unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017.  The results of operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - GOING CONCERN AND MANAGEMENT PLANS

The accompanying unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying unaudited financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,316,896, $350,176 and $350,561, respectively, at September 30, 2018 and for the nine months ended September 30, 2018 the Company had a net loss and net cash used in operating activities of $136,218 and $49,494, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

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

September 30, 2018

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

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.  As of September 30, 2018 and December 31, 2017, there were no cash equivalents.

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

Beginning after August 17, 2015 when the Company changed its structure to a corporation, the Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Also using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2018 and 2017, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The tax year that remains subject to examination is the year ending on December 31, 2016.  The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No such interest and penalties were recorded as of September 30, 2018.

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

September 30, 2018

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

September 30, 2018

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2018, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the nine months ended September 30, 2018 and the year ended December 31, 2017.

PostAds, Inc.

Notes to the Financial Statements

September 30, 2018

(unaudited)

 NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation - Stock Compensation, which aligns the accounting for share based payments to non-employees with the accounting for share based payments to employees. The new standard will apply for annual periods beginning after December 15, 2018, including interim periods therein, and requires modified retrospective application. Early adoption is permitted. The implementation of this update is not expected to cause a material change to our financial statements.

NOTE 5 – COMPUTER EQUIPMENT AND SOFTWARE

Computer equipment consisted of the following at:

	Estimated useful lives	September 30, 2018	December 31, 2017
Computer equipment	3 years	$ 1,923	$ 1,923
Less: Accumulated depreciation		(1,538)	(1,057)
Net		$ 385	$ 866

Depreciation expense on computer equipment was $481 and $348 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 6 – LIABILITIES

Accrued liabilities - consisted of the following at:

	September 30, 2018	December 31, 2017
Accrued website consulting fees	$ 5,000	$ 5,000
Accrued professional accounting fees	7,882	-
Accrued administrative expense	2,453	2,453
Accrued interest	3,750	2,250
Accrued rent expense	-	669
Accrued filing fee expense	300	9,108
Total accrued liabilities	$ 19,385	$ 19,480

Accrued officers’ salaries payable - consisted of the following at:

	September 30, 2018	December 31, 2017
Accrued officers' salaries	$ 227,875	$ 143,125

NOTE 7 – ADVANCES

Advances payable – officer - consisted of the following at:

	September 30, 2018	December 31, 2017
Advances payable - officer	$ 83,308	$ 33,797

Advances payable – officer represents non-interest bearing advances to the Company by the Company’s Chief Executive Officer, utilized to pay general and administrative expenses.

PostAds, Inc.

Notes to the Financial Statements

September 30, 2018

(unaudited)

NOTE 8 – LOANS PAYABLE

Loan payable – related party - consisted of the following at:

	September 30, 2018	December 31, 2017
Loan payable - related party	$ 20,000	$ 20,000

On November 16, 2016, we borrowed the sum of $20,000 from our stockholder Florence Weiss who is the mother of Steve Weiss, a principal shareholder and a related party of the Company. The note bears interest at the rate of 10% per annum and is due on or before November 16, 2018.  Accrued interest of $3,750 and $2,250 for this loan has been recorded as part of accrued liabilities for the nine months ended September 30, 2018 and for the year ended December 31, 2017, respectively.

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

Lease Agreement

On November 15, 2017, the Company renewed a month to month lease agreement for our corporate office space upon verbal agreement with its landlord.   On July 15, 2018, the Company terminated the lease agreement in order to locate more suitable office space and is temporarily conducting business from the home office of the Company’s Chief Executive Officer.

PostAds, Inc.

Notes to the Financial Statements

September 30, 2018

(unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements

On December 28, 2015, the Company entered into an agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for a term of two (2) years at an annual salary of $65,000.  On October 1, 2017, the Company renewed its agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for an additional two (2) year term commencing December 28, 2017 at the same annual salary of $65,000.  As of September 30, 2018 and December 31, 2017, the Company had not yet paid $131,875 and $83,125, respectively, of Mr. Moore’s salary and these amounts are included in accrued officers’ salaries payable at September 30, 2018 and December 31, 2017.

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer. Pursuant to the terms of the one (1) year agreement, the Company will pay aggregate consideration of $48,000 in cash and issued 1,000,000 shares of common stock on October 1, 2016, valued at the contemporaneous private placement offering price of $0.10 per share resulting in a total value of $100,000 for financial accounting purposes with the total amount to be expensed over the terms of the agreement through September 30, 2017.  On October 1, 2017, the Company renewed its agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional one (1) year term commencing October 1, 2017 at the same annual salary of $48,000 and the parties are currently in the process of finalizing an additional one (1) year renewal.  As of September 30, 2018 and December 31, 2017, the Company had not yet paid $96,000 and $60,000, respectively, of Mr. King’s salary and these amounts are included in accrued officers’ salaries payable at September 30, 2018 and December 31, 2017.

Legal Proceedings

On November 7, 2016, a complaint (Oceanside Equities, Inc. v. PostAds, Inc., Case Number: CACE-16-020387-21) was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida against the Company.  The complaint was brought by Vincent Beatty on behalf of Oceanside Equities, Inc. in an attempt to get 998,000 shares of our common stock (the “shares”) that were cancelled and returned to treasury on August 14, 2016 (see Note 9) and an additional $10,000 of compensation from the Company.  Mr. Beatty entered into an agreement with the Company on August 18, 2015 to provide consulting services to the Company in consideration for compensation of $20,000 and the shares. Company management believes that they were induced into entering into the agreement by a misrepresentation of the services he would perform and as a result of his failure to perform such services, the Company’s position is that he is not entitled to the compensation.  The Company has been damaged as a result of Mr. Beatty’s misrepresentations and further believes he has been unjustly enriched by the $10,000 initial payment he received from the Company as part of the compensation pursuant to the agreement.  The Company intends to defend itself vigorously against this action.  In light of the early stage of the litigation and the lack of further action by the parties, the Company is unable to predict the outcome, but does not expect the outcome to have a material effect on the results of our operations.

As of September 30, 2018, other than the above-mentioned complaint, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

PostAds, Inc.

Notes to the Financial Statements

September 30, 2018

(unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS

Accrued officers’ salaries payable in the amounts of $227,875 and $143,125 are recorded on the Company’s books at September 30, 2018 and December 31, 2017, respectively.  (See Note 6 – LIABILITIES)

Advances payable – officer in the amounts of $83,308 and $33,797 are recorded on the Company’s books at September 30, 2018 and December 31, 2017, respectively.  (See Note 7 – ADVANCES)

Loan payable – related party in the amount of $20,000 is recorded on the Company’s books at September 30, 2018 and December 31, 2017.  (See Note 8 – LOANS PAYABLE)

On October 1, 2017, the Company renewed its agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for an additional two (2) year term commencing December 28, 2017 at the same annual salary of $65,000.  (See Note 10 – COMMITMENTS AND CONTINGENCIES - Employment Agreements)

On October 1, 2017, the Company renewed its agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional one (1) year term commencing October 1, 2017 at the same annual salary of $48,000 and the parties are currently in the process of finalizing an additional one (1) year renewal.  (See Note 10 – COMMITMENTS AND CONTINGENCIES - Employment Agreements)

NOTE 12 - SUBSEQUENT EVENTS

During October 2018, the Company’s Chief Executive Officer advanced approximately $3,800 to the Company to pay general and administrative expenses.

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

We are currently conducting business at 2332 NW 87th Drive, Coral Springs, Florida 33065, from the home office of the Company’s Chief Executive Officer, which serves as our principal executive office on a temporary basis until more suitable office space is located.  Our telephone number is (954) 464-1642 and our website is located at www.PostAds.com and is not part of this prospectus.

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

Business Development

We completed our initial website in August of 2015 and completed enhanced features of our site in April of 2016. Since our inception, we have placed over 21,300 free ads and obtained 5,889 registered users of the Post Ads marketplace.  We plan to convert our registered users into paying users by offering enhanced listings to increase the visibility of the ad. Because we offer free ads in all categories other than employment and personal, we expect our registered user base and product and service offerings to continually increase over time.

Our key activities to date include: (i) development of the business plan and plan of operations for the Post Ads Marketplace; (ii) development of the retail and fee-for-service features of the Post Ads Marketplace (iii) development of the auction platform of the Post Ads Marketplace; (iv) creation of our classified ad categories and features for the Post Ads Marketplace; (v) entering into an agreement with our website developer; (vi) creating features allowing visitors to become registered users of our online marketplace (vii) setting up our initial website to generate registered users, (viii) obtaining 5,889 registered users, (ix) placing more than 21,300 ads without charge and screening the ads prior to placement to ensure compliance with our terms of service, and (x) completing our website and enhancing its features including functionality and security features.

The PostAds Marketplace

Our marketplace is structured so that we offer sellers free listings in all categories other than employment and personal ads so that we can continuously increase our registered users. As the number of visitors for free product and service listings grows, the PostAds marketplace will become an attractive platform for sellers and other businesses seeking to purchase listing enhancements and advertising for their products and services. For sellers of goods and services, our goal is to provide the most effective and economical posting of ads on the internet.  Sellers can post classified ads for free for products and services.  All users of the site can view all posted ads without charge.  Because we are an internet based business, our success depends upon attracting visitors to our site.  To date, we have placed over 21,300 ads without charge on the PostAds Marketplace. This resulted in 5,889 registered non-paying users.  Because the product and service ads are free, we expect to generate a large inventory of ads.  After the inventories of ads are generated, we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

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

PostAds Core Team and Focus to Date

As PostAds builds a profitable business, management’s top priority will always be ensure our customers convenience and security.  In order to become successful, we are focusing on simplicity and empowering users of our products and services.

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

From October 1, 2016, through September 30, 2018, our core team has devoted their time and effort to accomplishing the following overview of the developments, security, enhancements and compliance matters by quarter that have postured PostAds to raise the necessary capital for the successful execution of its marketing strategy and plan and become a competitive online classified Company:

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

PayPal Chain Payments integration

Closed potential XSS vector

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

Financial and compliance preparation

2nd Quarter 2018

Compliance

Company current with SEC filings

3rd Quarter 2018

Developments / Enhancements

Additional Profile Pictures

Security

Maintenance upgrades

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

Our Retail and Fee-For-Service Store fronts offering the following features:

·	A unique URL path that allows the seller to advertise in emails, on websites, etc. and drive traffic to their own store front.
·	An "off" StoreFront option to use during set up and maintenance.
·	A "StoreFront" column that is displayed on our category pages to drive traffic from our category pages to the seller’s store front page.
·	Display of Seller’s logos and slogans.
·	User friendly StoreFront templates.
·	Ability to create and populate store front 'extra pages' to provide more information to visitors.
·	Ability to create newsletters where visitors are able to subscribe directly from the store front.
·	Analytics that provide information to sellers about the traffic to their particular store front.

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

Our initial marketing strategy involves converting our registered members to paying users. We plan to accomplish this by sending monthly newsletters with updates and company information. We started this for a brief period in July of 2016 and plan to begin sending newsletters with updates during January of 2019.

We plan to also conduct the following marketing activity:

·

We completed our initial email marketing and print materials targeting retail store front owners in April of 2016, and plan to deliver these materials in January of 2019 and use this as an ongoing method of marketing.

·

We started social media postings using Facebook in July of 2016. We plan to launch social media campaigns on Twitter, Facebook, Linked-in and other websites to create recognition of our market place and drive traffic to our website beginning January of 2019, and use this as an ongoing form of marketing.

·

We completed our initial email marketing and print materials targeting service providers for our fee-for-service store fronts in May of 2016, and plan to deliver these materials in January of 2019 and use this as an ongoing form of marketing.

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

The accompanying unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying unaudited financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,316,896, $350,176 and $350,561, respectively, at September 30, 2018 and for the nine months ended September 30, 2018 the Company had a net loss and net cash used in operating activities of $136,218 and $49,494, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

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

Results and comparison of the three month periods ended September 30, 2018 and 2017

The Company had minimal revenues of $2 and $0 for the three month periods ended September 30, 2018 and 2017, respectively, since we had not yet initiated our sales and marketing programs and we had allocated a substantial portion of our time and investment to the completion of our development activities required in order to launch our marketing plan. With the commencement of our advertising and marketing programs anticipated during the fourth quarter of 2018, we expect the number of visitors for free product and service listings to increase and we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

Operating expenses were $36,188 and $61,683 for the three month periods ended September 30, 2018 and 2017, respectively. Operating expenses consisted of $28,250 of officer compensation and $7,938 of general and administration expenses for the three month period ended September 30, 2018. Operating expenses consisted of $56,250 of officer compensation and $5,433 of general and administration expenses for the three month period ended September 30, 2017.

The Company had net losses of $36,186 and $61,683 for the three month periods ended September 30, 2018 and 2017, respectively.

Based on 33,036,400 weighted average shares outstanding for the three months ended September 30, 2018, the loss per share was $0.00.

Results and comparison of the nine month periods ended September 30, 2018 and 2017

The Company had minimal revenues of $49 and $32 for the nine month periods ended September 30, 2018 and 2017, respectively, since we had not yet initiated our sales and marketing programs and we had allocated a substantial portion of our time and investment to the completion of our development activities required in order to launch our marketing plan.  The nominal revenue of $49 for the nine month period ended September 30, 2018 is the result of users purchasing ad enhancements, even though we had not yet initiated our marketing programs.  Our marketplace is structured so that we offer sellers free listings in all categories other than employment and personal ads so that we can continuously increase our registered users.  With the commencement of our advertising and marketing programs during the fourth quarter of 2018 and the first quarter of 2019, we expect the number of visitors for free product and service listings to increase and we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services. The PostAds marketplace will become an attractive platform for sellers and other businesses seeking to purchase listing enhancements and advertising for their products and services.  Because we are an internet based business, our success depends upon attracting visitors to our site.  To date, we have placed over 21,300 ads without charge on the PostAds Marketplace. This resulted in 5,889 registered non-paying users.  Because the product and service ads are free, we expect to generate a large inventory of ads.  After the inventories of ads are generated, we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

Operating expenses were $136,267 and $176,564 for the nine month periods ended September 30, 2018 and 2017, respectively.   Operating expenses for the nine month period ended September 30, 2018 consisted of $84,750 of officer compensation and $51,517 of general and administration expenses. Operating expenses for the nine month period ended September 30, 2017 consisted of $106,500 of officer compensation, $69,314 of general and administration expenses and $750 of consulting fees.  Operating expenses and primarily consulting fees were higher during the nine month period ended September 30, 2017 since our business operations and financial resources were primarily focused on developing our business plan, developing the features of online marketplace and obtaining registered users of our marketplace.

The Company had net losses of $136,218 and $176,532 for the nine month periods ended September 30, 2018 and 2017, respectively.

Based on 33,036,400 weighted average shares outstanding for the nine months ended September 30, 2018, the loss per share was $0.01.

LIQUIDITY AND CAPITAL RESERVES

Sources of Liquidity

For the nine month period ending September 30, 2018, we generated revenues $49 from our business operations. We funded our working capital requirements through non-interest bearing advances of $49,511 to the Company by the Company’s Chief Executive Officer, utilized to pay general and administrative expenses.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $49,494 in the nine months ended September 30, 2018, primarily as a result of the net loss of $136,218 offset by accrued officer’s salaries of $84,750.

Net cash used in operating activities was $9,627 in the nine months ended September 30, 2017, primarily as a result of the net loss of $176,532, amortization of stock based prepaid consulting expense of $75,000 and changes in our operating assets and liabilities that provided $91,557 in cash.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 in the nine months ended September 30, 2018 and $600 in the nine months ended September 30, 2017 attributable to capital expenditures for purchases of computer equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $49,501 and $10,317 in the nine months ended September 30, 2018 and 2017, respectively, primarily attributable to proceeds from related party advances.

Contractual Obligations

On November 15, 2015, the Company entered into a one year lease agreement for our corporate office space.  The lease was renewable each year for an additional one year term with an increase of 3% over the previous year’s rent expense or on a month to month basis.  On July 15, 2018, the Company terminated the lease agreement in order to locate more suitable office space and is temporarily conducting business from the home office of the Company’s Chief Executive Officer.

On December 28, 2015, the Company entered into an agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for a term of two years at an annual salary of $65,000.  On October 1, 2017, the Company renewed the agreement for an additional two year term commencing December 28, 2017 at the same annual salary of $65,000.

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer. Pursuant to the terms of the one year agreement, the Company will pay aggregate consideration of $48,000 in cash and issued 1,000,000 shares of common stock on October 1, 2016.  On October 1, 2017, the Company renewed the agreement for an additional one year term commencing October 1, 2017 at the same annual salary of $48,000 and the parties are currently in the process of finalizing an additional one (1) year renewal.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

POSTADS, INC.

Date: November 14, 2018	By:	/s/Kenneth T. Moore
Kenneth T. Moore
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2018	By:	/s/Colm J. King
Colm J. King Chief Financial Officer
(Principal Accounting Officer)