Form 10-K
period 2018-12-31
PostAds, Inc.
filed 2019-04-12
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2018

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 333-208931

PostAds, Inc.
(Exact name of registrant as specified in its charter)

Nevada	35-2539888
State or other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

2332 NW 87th Drive, Coral Springs, Florida	33065
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (954) 464-1642

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $602,000. Such aggregate market value was computed by reference to the most recent subscribed price of $.05 per share of Common Stock in an offering by the registrant.

As of March 30, 2019, there were 40,036,400 outstanding shares of the Registrant’s Common Stock at $.001 par value and 2,000,000 outstanding shares of the Registrant’s Series A Preferred Stock at $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE None.

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

Our principal executive office is located at 2332 NW 87th Drive, Coral Gables, Florida 33065 and our telephone number is 954-464-1642. Our website is located at www.PostAds.com.

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

We completed our initial website in August of 2015 and completed enhanced features of our site in April of 2016. Since our inception, we have placed over 21,800 free ads and obtained 6,103 registered users of the Post Ads marketplace.

We plan to convert our registered users into paying users by offering enhanced listings to increase the visibility of the ad. Because we offer free ads in all categories other than employment and personal, we expect our registered user base and product and service offerings to continually increase over time.

Our key activities to date include: (i) development of the business plan and plan of operations for the Post Ads Marketplace; (ii) development of the retail and fee-for-service features of the Post Ads Marketplace (iii) development of the auction platform of the Post Ads Marketplace; (iv) creation of our classified ad categories and features for the Post Ads Marketplace; (v) entering into an agreement with our website developer; (vi) creating features allowing visitors to become registered users of our online marketplace (vii) setting up our initial website to generate registered users, (viii) obtaining 6,103 registered users, (ix) placing more than 21,800 ads without charge and screening the ads prior to placement to ensure compliance with our terms of service, and (x) completing our website and enhancing its features including functionality and security features.

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

The PostAds Marketplace

Our marketplace is structured so that we offer sellers free listings in all categories other than employment and personal ads so that we can continuously increase our registered users. As the number of visitors for free product and service listings grows, the PostAds marketplace will become an attractive platform for sellers and other businesses seeking to purchase listing enhancements and advertising for their products and services. For sellers of goods and services, our goal is to provide the most effective and economical posting of ads on the internet. Sellers can post classified ads for free for products and services. All users of the site can view all posted ads without charge. Because we are an internet based business, our success depends upon attracting visitors to our site. To date, we have placed over 21,800 ads without charge on the PostAds Marketplace. This resulted in 6,103 registered non-paying users.

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

Executing our initial marketing strategy and plan was dependent upon raising sufficient capital through the placement of our common stock or issuance of debt securities. On September 22, 2015, the Company prepared an offering to raise capital in the amount of $200,000 by offering up to 4,000,000 shares of its common stock at $.05 per share, from which we sold 2,978,400 shares of common stock to nineteen (19) persons at the price of $.05 per share for aggregate proceeds of approximately $148,920. With the limited capital raised in the above offering we were able to execute our initial marketing strategy and plan, but management decided to postpone the continuation and initiation of the above programs until additional capital can be raised from the sale of our securities or financing can be secured. We anticipate having the ability to continue executing our marketing strategy and plan during the second half of 2019. The dates and details of our planned marketing activity and our milestones and enhancements completed to date are presented in detail in the Marketing section below.

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

From October 1, 2016, through December 31, 2018, our core team has devoted their time and effort to accomplishing the following overview of the developments, security, enhancements and compliance matters by quarter that have postured PostAds to raise the necessary capital for the successful execution of its marketing strategy and plan and become a competitive online classified Company:

4th Quarter 2016

Developments / Enhancements

Enhance hi-res icons

Add a “View edited listing” addition / Edit Success

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

Updated CommWeb payment gateway to reflect API changes

Manage Orders / Manage Items pages default settings

Stats display on Admin Home enhancement

Admin Search Users page completely reworked

Admin Remove User process revamp

Sortable Search Users result table

Admin List Users search box

Admin’s User Importer / User Groups navigation category

Admin page navigation preserved after session timeout

Compliance

Financial and compliance preparation

4th Quarter 2017

Developments / Enhancements

1779 - Social Connect: Facebook Login updated to match new Facebook API response

1782 - Added display of “Additional Fees” to final bid confirmation page

1783 - Added 10 blank “Extra Text” fields to Common Template Text page, for use in expanding translated templates

Compliance

Financial and compliance preparation

1st Quarter 2018

Developments / Enhancements

Added an “admin note” allowing admin private blurb and not shown publicly

Bulk Uploader: Switch to force processing only a single Revolving Inventory file at once

PHP 7.1 Compatibility - ongoing

Allow “friendly names” in admin email addresses

Properly cloaked “private” communications

Fixed SMTP mail connection / username/password

“Change User Group” / Category-Specific Fields to Use page

Renewed listings / unlimited duration / expiration

Geographic Navigation: Breadcrumb display revamp

Image file path / admin setting / Listing Copy

Pinterest listing descriptions

Storefront: Friendlier error messages

Storefront: Hide links / user’s storefront / disable “free” storefronts issues

Fixed WYSIWYG editor adding extra code to partial-page templates, and removed branding

Security

Credit card entry more sane when wrapping to new lines

PayPal Seller/Buyer info: Listing Edits

Compliance

Financial and compliance preparation

2nd Quarter 2018

Compliance

Company current with SEC filings

3rd Quarter 2018

Developments / Enhancements

Additional Profile Pictures

Security

Maintenance upgrades

Compliance

Company current with SEC filings

4th Quarter 2018

Developments / Enhancements

Integrate real time review of free or uncategorized listings

Security

Automate weekly review for offensive, illicit or unwanted ads

Compliance

Company current with SEC filings

Listing Categories

Our platform offers the four listing categories:

●	Retail Store Fronts	●	Fee-For-Service Store Fronts
●	Auction Listings	●	Classified Ads

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

Our Retail and Fee-For-Service Store fronts offering the following features:

●	A unique URL path that allows the seller to advertise in emails, on websites, etc. and drive traffic to their own store front.

●	An “off” StoreFront option to use during set up and maintenance.

●	A “StoreFront” column that is displayed on our category pages to drive traffic from our category pages to the seller’s store front page.

●	Display of Seller’s logos and slogans.

●	User friendly StoreFront templates.

●	Ability to create and populate store front ‘extra pages’ to provide more information to visitors.

●	Ability to create newsletters where visitors are able to subscribe directly from the store front.

●	Analytics that provide information to sellers about the traffic to their particular store front.

Auctions

We believe a key advantages of our auction service over other services is that we offer auction ads without charge and we do not impose a final fee for auctioned items. We offer sellers using our auction feature, the ability to purchase premium placement, ad enhancements and advertisements of their items. Our marketplace provides sellers with three types of auctions:

●	Standard Auction. In standard actions, users bid against each other for individual or group items. Whatever is described within the details of the auction is what’s up for bid. At the end of the auction the highest bidder wins the item being auctioned.

●	Buy Now Action. In a Buy Now Action, a listing is placed. Within that listing there is be a Buy Now link that allows the Buyer to purchase the item for a set price established by the Seller.

●	Dutch Auction. In a Dutch Auction, Sellers list multiple items for sale and each bidder can win one or more of the total items listed with conditions designated by the Seller

The auction feature is designed to generate revenue by charging users for enhancements to their listing such as featured item, top of listing, and banner ads etc.

Classified Ads

We offer classified ad postings into primary categories with subcategories. The primary categories are:

●	For Sale
●	Classes
●	Gigs
●	Real Estate
●	Pets
●	Community
●	Boats
●	Jobs
●	Trucks
●	RV’s
●	Aviation
●	Personals
●	Autos
●	Services
●	Motorcycles

Classified ad listings under “Jobs” and “Personal” categories are paid listings. The PostAds Marketplace allows users to search employment ads and personal ads by location and ads in the employment category include:

●	Accounting	●	Education	●	Home Based	●	Real Estate	●	Transportation
●	Architecture	●	Engineering	●	Human Resources	●	Retail/Wholesale	●	TV/Film/Video
●	Art & Design	●	Food & Beverage	●	Legal	●	Technology	●	Other
●	Bio-Tech	●	General	●	Manufacturing	●	Salon/Spa/Fitness
●	Business	●	Government	●	Marketing	●	Security
●	Clerical	●	Health & Fitness	●	Medical	●	Skilled Trades
●	Customer Service	●	Hotel	●	Non-Profit	●	Sales/Business Development

Revenues

We plan to generate revenues from:

●	Monthly Seller fees of $6.95 per month for each retail store front listing,

●	Monthly Seller fees $6.95 per month for each service store front listing,

●	Charging for ads in the Jobs category which currently has a fee of $5.00 per listing for a 30-day ad and personals category which has fees ranging from $1.00 to $15.00 depending on the category and ad duration, and

●	Charging Sellers for ad enhancements to sellers.

Ad Enhancements. We plan to offer ad enhancements to sellers (including retail store front listings, service store front listings, action listings and classified ad listings) as follows:

● Banner Advertisements. Banner Advertisements are small rectangular advertisements that appear on pages of the PostAds Market Place. When a user clicks on a banner advertisement, it will take the user to a particular advertiser’s storefront or listing. Banner advertising fees range from $2.99 to $99.00 depending upon ad size, location and number of categories,

● Bulk Advertisements. The PostAds Bulk Uploader allows users to create multiple ads from a single transaction of data stored in a spreadsheet file and upload that file to multiple pages of the PostAds Market Place. Bulk advertising is free.

● Ad-Ons. Ad-On are enhancements to listings such as colored text, graphics and icons. Fees for Ad-On range from 0.25 to $3.00 per item, and

● Premium Placement Fees. Premium placement fees allow a user to select optimum locations for their ad or listing such as top of the page or first listing of the category. Premium placement fees range between $1.00 and $3.00 depending upon location.

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

Website Feature	Feature	Revenue
Bulk Uploader Auction and Classified Ad	Allows Auction and Classified Ad Sellers to upload ads for multiple products and/or services at the same time	There is no charge to users of this feature.
Feature for Buyers	Allows buyers to search for items or services they wish to purchase throughout different categories (retail store front, service store front classified ads and auction) at the same time	There is no charge to users of this feature.
Bulk Uploader for Store Fronts	Allows store front sellers to upload ads for multiple products and/or services at the same time to their store front.	There is no charge to users of this feature.

Our PostAds platform offers sellers the following features:

●	“Payment Gateway” Seller to buyer payment gateway for classified ads. Buy now feature for auction ads.

●	“My Account” pages allow sellers to edit their account settings any time.

●	“Listing” process is very simple to use. Our site guides sellers through each step of the process which only takes a minute or two before their listing is live on the site.

●	“My Active Listings” page allows sellers to view a list of their “Active Listings” on the site, as well as, edit those listings.

●	“My Expired Listings” page allows sellers to view listings that have recently expired on the site.

●	“Messaging System” gives sellers the ability to communicate with buyers directly from the site without having to open up its email client. Message system offers a “private” setting for sellers to keep their email private from other sellers and buyers on the site.

●	“Browse by thumbnails” feature allows for the first photo a seller uploads to be displayed as a thumbnail image while visitors are browsing the site.

●	“Seller’s Other Listings” link is conveniently located on the listing display page for its potential buyers to view all of its other listings that are currently active on the site.

●	“Tell-a-Friend” link on each listing display page allows visitors to its listing to quickly send a listing’s details to a friend using the site’s messaging system.

●	“Contact Seller” link is explicitly located on each listing page for its buyers to contact sellers directly with any questions they may have concerning its listing. The listing title is automatically included in the message that is sent for quick reference.

●	“Listing Extras” features allow sellers to add additional indicators to its listing to attract more attention from potential buyers while they are browsing the site.

●	“Featured Listing” status gives its listing some additional exposure at the top of all browse listing pages.

●	“Better Placement” feature gives its listing priority (higher placement within table) over other listings within that same category.

●	“Bolding” feature bolds the text in its listing and changes the background color for additional attention.

Our PostAds platform offers buyers of goods and services the following features:

●	“Payment gateway” Payment gateway to purchase items directly from a seller.

●	“My Account” pages allow buyers to edit their account settings any time.

●	“Listing Favorites” allows a buyer to keep a list of his or her “Listings to Watch”. Add as many listings to the list as the buyer desires and delete items at any time within the buyer’s personal account page.

●	“Advanced Search” page allows the buyer to narrow his or her search or expand the search to meet exact specifications.

●	“Messaging System” gives a buyer the ability to communicate with a seller directly from this site without having to send personal email. If the seller replies to a message through the Message system, that message is stored on the site for the buyer to retrieve at a later time.

●	“Seller’s Other Listings” link is conveniently located on the ad display page for the buyer to view all of a particular seller’s listings that are currently active on the site.

●	“Tell-a-Friend” link on each listing display page allows buyers to quickly send a listing’s details to a friend using the site’s messaging system. No need for email!

●	“Browse by thumbnails” allows a buyer to browse the site previewing thumbnail images of listings without having to first click through to the listing details page.

●	“Contact Seller” link is easily located on each listing page for buyers to contact the sellers directly with any questions concerning a listing.

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

We plan to also conduct the following marketing activity:

●	We completed our initial email marketing and print materials targeting retail store front owners in April of 2016, and plan to deliver these materials during the first half of 2019 and use this as an ongoing method of marketing.

●	We started social media postings using Facebook in July of 2016. We plan to launch social media campaigns on Twitter, Facebook, Linked-in and other websites to create recognition of our market place and drive traffic to our website during the first half of 2019, and use this as an ongoing form of marketing.

●	We completed our initial email marketing and print materials targeting service providers for our fee-for-service store fronts in May of 2016, and plan to deliver these materials during the first half of 2019 and use this as an ongoing form of marketing.

●	During the first half of 2019, we plan to establish Google AdWords and search engine optimization campaigns to drive traffic to our website.

●	During the first half of 2019, we plan to develop email marketing and print materials to attract potential advertisers to our website.

We believe that a marketing mix of email and social media campaigns and internet advertising is an optimal strategy to increase revenues.

Employees

We have a total of one (1) full time employee consisting of our President, Chief Executive Officer and Director, Kenneth T. Moore and one (1) part-time employee consisting of our Chief Financial Officer, Colm J. King. We use the services of outside consultants on an as needed basis.

None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that we maintain good relationships with our employees.

Property

On July 15, 2018, the Company terminated its month to month lease agreement for our corporate office space in order to locate more suitable office space and is temporarily conducting business from the home office of the Company’s Chief Executive Officer.

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

Our ability to successfully operate our business and achieve our goals and strategies is subject to numerous risks including:

●	Because we do not have an audit or compensation committee, shareholders must rely on our sole officer and director Kenneth T. Moore, who is not independent, to perform these functions.

●	Our Chief Executive Officer and director, Kenneth T. Moore has voting control over all matters submitted to a vote of our common stockholders because of his ownership as of March 29, 2019 of 25,000,000 common shares and 2,000,000 shares of Series A Preferred Stock that provide him with an aggregate of 100,000,000 votes, he holds 125,000,000 out of 140,036,400 votes representing 89.2% of the votes on all matters submitted to our stockholders, which prevents our minority shareholders from having the ability to control any of our corporate actions.

●	There is substantial doubt about our ability to continue as a going concern as a result of our limited operating history and financial resources, and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

●	We are an early stage company with no historical performance for you to base an investment decision upon.

●	We are dependent upon the sale of our securities to fund our operations.

●	If we are unable to generate sufficient revenues for our operating expenses we will need financing, which we may be unable to obtain.
●	We are dependent on our ability to convert free users of the PostAds Marketplace into paying customers.

●	Expenses required to operate as a public company will reduce funds available to develop our business.

●	Third parties can develop the same website portal we have which may negatively affect our revenues.

●	If we fail to develop our brand cost-effectively, our business may be adversely affected.

●	We are dependent upon the efforts of our sole officer and director, Kenneth T. Moore who has no experience managing a public company which is required to establish and maintain disclosure controls and procedures and internal control over financial reporting.

●	Our obligations as an SEC reporting company may require significant management time which will reduce the amount of time our sole officer and director can dedicate to our operations.

●	The offering price of the common shares being registered on behalf of the Selling Stockholders has been arbitrarily determined by us and bears no relationship to any criteria of value.

●	Our common stock is not currently quoted or listed and may never be quoted or listed by the OTC Markets or any other listing or quotation service and if listed, no market may ever develop for our common stock, or if developed, may not be sustained in the future.

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

●	The last day of our fiscal year during which we have had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every five (5) years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

●	The last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective IPO registration statement;

●	The date on which we have, during the previous three (3) year period, issued more than $1,000,000,000 in non-convertible debt; or

●	The date on which we are deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

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

For the years ended December 31, 2018 and 2017 we incurred net losses of $173,766 and $222,018, respectively. As a result, our independent registered public accounting firm has included an explanatory paragraph in their audit opinion that we may be unable to continue as a going concern. Our limited operating history and financial resources raises substantial doubt about our ability to continue as a going concern and our financial statements contain a going concern risk disclosure. Our financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

We are an early stage company with no historical performance for you to base an investment decision upon, and we may never become profitable.

We are an early stage company and as of the date of this filing, we have generated minimal revenue from operations. We have generated minimal revenue from operations since our inception. For the years ended December 31, 2018 and 2017 we incurred net losses of $173,766 and $222,018, respectively.

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

We have generated minimal revenue since inception. We will need to obtain additional financing in order to complete our business plan because we have not generated revenues from our operations. We do not have any arrangements for outside financing and we may be unable to locate financing on favorable terms or at all. For the years ended December 31, 2018 and 2017 we incurred net losses of $173,766 and $222,018, respectively. Because we lack historical financial data, including revenue data, our future revenues are unpredictable.

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

If we cannot generate revenues we will be unable to pay our operating expenses and, which could cause us to suspend or cease operations. Our ability to generate revenues and operate profitability is dependent upon our ability to:

●	Complete development of our online marketplace,

●	Attract online buyers and sellers of goods and services,

●	Convert an adequate percentage of our sellers into paying customers of premium listings and advertisements,

●	Attain customer loyalty in light of competition,

●	Increase awareness of the PostAds brand name,

●	Attract, retain and motivate qualified personnel who can successfully assist us in implementing our business plan, and

●	Develop and maintain strategic relationships with sellers.

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

As of the date of this filing, we had 40,036,400 shares of common stock outstanding, each entitled to one (1) vote per common share. Our President, Chief Executive Officer and Director, Kenneth T. Moore controls 25,000,000 shares which entitle the holder to one (1) vote per share and 2,000,000 preferred shares which entitle the holder to fifty (50) votes per share. As such, the aggregate number of common shares controlled by Mr. Moore effectively entitles him to vote approximately 125,000,000 out of 140,036,400 votes outstanding or 89.2% of our outstanding common shares on all matters submitted to a vote of our common stockholders. As a result, he has the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election of directors. Mr. Moore’s control of our voting securities may make it impossible to complete some corporate transactions without his support and may prevent a change in our control. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

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

Our common stock is currently not quoted on any market. No market may ever develop for our common stock, or if developed, may not be sustained in the future. The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there might be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having the shares available for trading on the OTC Markets, investors should consider any secondary market for our common shares to be a limited one. We intend to seek coverage and publication of information regarding the company in an accepted publication, which permits a “manual exemption.” This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. We may not be able to secure a listing containing all of this information. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin. Accordingly, our common shares should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

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

Our Articles of Incorporation authorize us to issue 90,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock. As of the date of this filing, we had 40,036,400 shares of common stock and 2,000,000 shares of Series A Preferred Stock outstanding. Accordingly, we may issue up to an additional 49,963,600 shares of common stock and 8,000,000 shares of blank check preferred stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock. Our board of directors may designate the rights, terms and preferences of our authorized but unissued preferred shares at its discretion including conversion and voting preferences without notice to our shareholders.

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

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments, not previously approved. We could be an emerging growth company for up to five (5) years, although we could lose that status sooner if our revenues exceed $1,000,000,000, if we issue more than $1,000,000,000 in non-convertible debt in a three (3) year period, or if the market value of our common stock held by non-affiliates exceeds $100,000,000 as of any April 30th date before that time, in which case we would no longer be an emerging growth company as of the following April 30th. We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On July 15, 2018, the Company terminated its month to month lease agreement for our corporate office space in order to locate more suitable office space and is temporarily conducting business from the home office of the Company’s Chief Executive Officer which is currently used for our principal administration, technology, development and research activities.

Item 3. Legal Proceedings.

On November 7, 2016, a complaint (Oceanside Equities, Inc. v. PostAds, Inc., Case Number: CACE-16-020387-21) was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida against the Company. The complaint was brought by Vincent Beatty on behalf of Oceanside Equities, Inc. in an attempt to get 998,000 shares of our common stock (the “shares”) that were cancelled and returned to treasury on August 14, 2016 and an additional $10,000 of compensation from the Company. Mr. Beatty entered into an agreement with the Company on August 18, 2015 to provide consulting services to the Company in consideration for compensation of $20,000 and the shares. Company management believes they were induced into entering the agreement by a misrepresentation of the services he would perform and as a result of his failure to perform such services, the Company’s position is that he is not entitled to the compensation. The Company has been damaged as a result of Mr. Beatty’s misrepresentations and further believes he has been unjustly enriched by the $10,000 initial payment he received from the Company as part of the compensation pursuant to the agreement. On February 21, 2019, the Court filed a notice of lack of prosecution and scheduled a hearing for April 26, 2019 to determine the status of the case. The Company will be represented by counsel at the hearing and intends to defend itself vigorously against this action. In light of the early stage of the litigation, the Company is unable to predict the outcome, but does not expect the outcome to have a material effect on the results of our operations.

As of December 31, 2018, other than the above-mentioned complaint, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

Holders of Record

As of the close of business on March 29, 2019, there were approximately 28 stockholders of record of our common stock. The number of stockholders of record is based upon the actual number of holders registered on this date with our transfer agent.

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

Unregistered Sales of Equity Securities

On November 15, 2018, the Company resolved to issue 5,000,000 shares of common stock to Kenneth T. Moore, our President, Chief Executive Officer and Sole Director, as additional consideration for services in the amount of $10,000 to be rendered to us during the period from October 1, 2018 to September 30, 2019. The 5,000,000 shares, valued at $0.002 per share resulting in a total value of $10,000 for financial accounting purposes with the total amount to be expensed over the term of the services provided through September 30, 2019. $2,500 of the total stock value of $10,000 was expensed in 2018 with the remaining $7,500 value expensed in 2019.

On November 15, 2018, the Company resolved to renew the agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional year commencing on October 1, 2018. Pursuant to the terms of the one (1) year renewal, the Company will issue 2,000,000 shares of common stock valued at $0.002 per share resulting in a total value of $4,000 for financial accounting purposes with the total amount to be expensed over the term of the renewal period through September 30, 2019. $1,000 of the total stock value of $4,000 was expensed in 2018 with the remaining $3,000 value expensed in 2019.

Item 6. Selected Financial Data.

The tables and information below are derived from our audited financial statements for the years ended December 31, 2018 and 2017.

	At December 31,
Balance Sheet Summary	2018	2017

Cash	$3	$-

Prepaid Expenses	$10,500	$1,588

Computer Equipment, Net	$225	$866

Total Assets	$10,728	$2,454

Total Liabilities	$384,452	$216,412

Total Liabilities and Stockholders’ Equity (Deficit)	$10,728	$2,454

	Year Ended December 31,
Statement of Operations Summary	2018	2017

Revenue	$50	$32

Officer Compensation	$116,500	$191,000

General and Administrative Expenses	$57,316	$31,050

Net Loss for the Period	$(173,766)	$(222,018)

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

The PostAds Marketplace is structured so that we offer sellers free listings in all categories other than employment and personal ads so that we can continuously increase our registered users. As the number of visitors for free product and service listings grows, the PostAds marketplace will become an attractive platform for sellers and other businesses seeking to purchase listing enhancements and advertising for their products and services. For sellers of goods and services, our goal is to provide the most effective and economical posting of ads on the internet. Sellers can post classified ads for free for products and services. All users of the site can view all posted ads without charge. Because we are an internet based business, our success depends upon attracting visitors to our site. To date, we have placed over 21,800 ads without charge on the PostAds Marketplace. This resulted in 6,103 registered non-paying users.

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business As reflected in the accompanying financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,354,444, $373,724 and $373,949, respectively, at December 31, 2018 and for the year ended December 31, 2018, the Company had a net loss and net cash used in operating activities of $173,766 and $54,344, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results and comparison of the years ended December 31, 2018 and 2017

The Company had minimal revenues of $50 and $32 for the years ended December 31, 2018 and 2017, respectively, since we had not yet initiated our sales and marketing programs and we had allocated a substantial portion of our time and investment to the completion of our development activities required in order to launch our marketing plan. The nominal revenue of $50 for the year ended December 31, 2018 is the result of users purchasing ad enhancements, even though we had not yet initiated our marketing programs. Our marketplace is structured so that we offer sellers free listings in all categories other than employment and personal ads so that we can continuously increase our registered users. With the anticipated commencement of our advertising and marketing programs during the second quarter of 2019, we expect the number of visitors for free product and service listings to increase and we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services. The PostAds marketplace will become an attractive platform for sellers and other businesses seeking to purchase listing enhancements and advertising for their products and services. Because we are an internet based business, our success depends upon attracting visitors to our site. To date, we have placed over 21,800 ads without charge on the PostAds Marketplace. This resulted in 6,103 registered non-paying users. Because the product and service ads are free, we expect to generate a large inventory of ads. After the inventories of ads are generated, we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

Operating expenses were $173,816 and $222,050 for the years ended December 31, 2018 and 2017, respectively. Operating expenses for the year ended December 31, 2018 consisted of $116,500 of officer compensation and $57,316 of general and administration expenses. Operating expenses for the year ended December 31, 2017 consisted of $191,000 of officer compensation and $31,050 of general and administration expenses.

The Company had net losses of $173,766 and $222,018 for the years ended December 31, 2018 and 2017, respectively.

Based on 33,918,592 weighted average shares outstanding for the year ended December 31, 2018, the loss per share was $0.01.

Liquidity and Capital Reserves

Sources of Liquidity

For the years ended December 31, 2018 and 2017 we generated revenues $50 and $32, respectively, from our business operations. We funded our working capital requirements primarily with non-interest bearing advances to the Company by the Company’s Chief Executive Officer. These advances totaling $54,353 and $33,097 for the years ended December 31, 2018 and 2019, respectively, were utilized to pay general and administrative expenses.

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

Net Cash Used in Operating Activities for the years ended December 31, 2018 and 2017

Net cash used in operating activities was $54,344 in the year ended December 31, 2018, primarily as a result of the net loss of $173,766 offset with an increase in accrued officers’ salaries of $113,000.

Net cash used in operating activities was $32,529 in the year ended December 31, 2017, primarily as a result of the net loss of $222,018 offset with amortization of stock based prepaid consulting of $75,000 and an increase in accrued officers’ salaries of $116,000.

Net Cash Used in Investing Activities for the years ended December 31, 2018 and 2017

Net cash used in investing activities was $0 in the year ended December 31, 2018.

Net cash used in investing activities was $600 in the year ended December 31, 2017 attributable to the purchase of computer equipment.

Net Cash Provided by Financing Activities for the years ended December 31, 2018 and 2017

Net cash provided by financing activities was $54,347 in the year ended December 31, 2018 consisting primarily of proceeds from related party advances.

Net cash provided by financing activities was $33,107 in the year ended December 31, 2017 consisting primarily of proceeds from related party advances.

Contractual Obligations

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

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer. Pursuant to the terms of the one year agreement, the Company will pay aggregate consideration of $48,000 in cash and issued 1,000,000 shares of common stock on October 1, 2016. On October 1, 2017 and November 15, 2018, the Company renewed the agreement for additional one year terms commencing October 1, 2017 and 2018 at the same annual cash salary of $48,000.

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

PostAds, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

PostAds, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PostAds, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss and cash used in operations of $173,766 and $54,344, respectively, in 2018 and has a working capital deficit, stockholders’ deficit and accumulated deficit of $373,949, $373,724 and $2,354,444, respectively, at December 31, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

April 12, 2019

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

PostAds, Inc.

Balance Sheets

	December 31, 2018	December 31, 2017

ASSETS
Current Assets
Cash	$3	$-
Prepaid stock based officer compensation	10,500
Prepaid expenses and deposits	-	1,588

Total Current Assets	10,503	1,588

Computer equipment, net	225	866

Total Assets	$10,728	$2,454

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$4	$10
Accrued liabilities	20,173	19,480
Advances payable - officer	88,150	33,797
Loan payable - related party	20,000	20,000
Accrued officers’ salaries payable	256,125	143,125

Total Current Liabilities	384,452	216,412

Total Liabilities	384,452	216,412

Commitments and contingencies (Note 9)

Stockholders’ Equity (Deficit)
Series A Preferred stock: 10,000,000 shares authorized; $0.001 par value, 2,000,000 shares issued and outstanding at December 31, 2018 and 2017	2,000	2,000
Common stock: 90,000,000 shares authorized; $0.001 par value, 33,036,400 shares issued and outstanding at December 31, 2018 and 2017	33,036	33,036
Common stock: 7,000,000 shares to be issued at December 31, 2018	7,000	-
Additional paid in capital	1,938,684	1,931,684
Accumulated deficit	(2,354,444)	(2,180,678)

Total Stockholders’ Equity (Deficit)	(373,724)	(213,958)

Total Liabilities and Stockholders´ Equity (Deficit)	$10,728	$2,454

The accompanying notes are an integral part of these financial statements

PostAds, Inc.

Statements of Operations

	For the Years Ended December 31,
	2018	2017

Revenues	$50	$32

Operating Expenses
Officer Compensation	116,500	191,000
General and Administrative	57,316	31,050

Total Operating Expenses	173,816	222,050

Net Loss	$(173,766)	$(222,018)

Basic and Diluted Loss per Share
attributable to common stockholders:	$(0.01)	$(0.01)

Basic and Diluted Weighted Average
Number of Shares Outstanding
attributable to common stockholders:	33,918,592	33,036,400

The accompanying notes are an integral part of these financial statements

PostAds, Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2018 and 2017

	Series A Preferred Stock		Common Stock and Common Stock to be issued		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2016	2,000,000	$2,000	33,036,400	$33,036	$1,931,684	$(1,958,660)	$8,060

Net loss for the year ended December 31, 2017	-	-	-	-	-	(222,018)	(222,018)

Balance December 31, 2017	2,000,000	$2,000	33,036,400	$33,036	$1,931,684	$(2,180,678)	$(213,958)

Common stock to be issued for officer compensation	-	-	7,000,000	7,000	7,000	-	14,000
Net loss for the year ended December 31, 2018	-	-	-	-	-	(173,766)	(173,766)

Balance December 31, 2018	2,000,000	$2,000	40,036,400	$40,036	$1,938,684	$(2,354,444)	$(373,724)

The accompanying notes are an integral part of these financial statements

PostAds, Inc.

Statements of Cash Flows

	For the Years Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(173,766)	$(222,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	641	508
Amortization of stock based prepaid compensation	3,500	-
Amortization of stock based prepaid consulting	-	75,000
Changes in assets and liabilities:
Prepaid expenses and deposits	1,588	-
Accrued liabilities	693	(2,019)
Accrued officer salary	113,000	116,000
Net Cash Used In Operating Activities	(54,344)	(32,529)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment	-	(600)
Net Cash Used In Investing Activities	-	(600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(6)	10
Advances payable - Related Parties	54,353	33,097
Net Cash Provided By Financing Activities	54,347	33,107

NET DECREASE IN CASH	3	(22)

CASH AT BEGINNING OF PERIOD	-	22

CASH AT END OF PERIOD	$3	$-

SUPPLEMENTAL NON-CASH DISCLOSURES:
Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$14,000	$-

The accompanying notes are an integral part of these financial statements

PostAds, Inc.

Notes to the Financial Statements

December 31, 2018 and 2017

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

NOTE 2 - GOING CONCERN AND MANAGEMENT PLANS

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,354,444, $373,724 and $373,949, respectively, at December 31, 2018 and for the year ended December 31, 2018, the Company had a net loss and net cash used in operating activities of $173,766 and $54,344, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of this report.

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

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2018, there were no cash equivalents.

PostAds, Inc.

Notes to the Financial Statements

December 31, 2018 and 2017

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Beginning after August 17, 2015 when the Company changed its structure to a corporation, the Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Also using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2018 and 2017, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years 2015 through 2018. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No such interest and penalties were recorded as of December 31, 2018.

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

PostAds, Inc.

Notes to the Financial Statements

December 31, 2018 and 2017

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of January 1, 2018, the Company adopted the revenue standards of Financial Accounting Standards Board Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606). The core principle of this Topic is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized in accordance with that core principle by applying the following five steps: 1) identify the contracts with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation. The revenue is recognized pro-rata over the time period the advertisement is displayed. The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether it is the primary obligor in a transaction and has latitude in establishing pricing and selecting suppliers. Based on its evaluation of these factors, advertising revenue which is the advertising fee paid by the seller is recorded on a gross basis, since the Company is the party responsible to the seller for providing the service that is the subject of the transaction and while most fees are currently a fixed dollar amount, the Company has the ability and reasonable latitude to establish prices for the services. There was no cumulative effect to the adoption of ASC 606.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value during 2018 or 2017, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended December 31, 2018 and 2017.

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

PostAds, Inc.

Notes to the Financial Statements

December 31, 2018 and 2017

NOTE 4 – COMPUTER EQUIPMENT AND SOFTWARE

Computer equipment consisted of the following at:

	Estimated useful lives	December 31, 2018	December 31, 2017
Computer equipment	3 years	$1,923	$1,923
Less: Accumulated depreciation		(1,698)	(1,057)
Net		$225	$866

Depreciation expense on computer equipment was $641 and $508 for the years ended December 31, 2018 and 2017, respectfully.

NOTE 5 – LIABILITIES

Accrued liabilities - consisted of the following at:

	December 31, 2018	December 31, 2017
Accrued website consulting fees	$5,000	$5,000
Accrued professional accounting fees	7,519	-
Accrued administrative fees	2,454	2,453
Accrued interest	4,250	2,250
Accrued rent	-	669
Accrued filing fees	950	9,108
Total accrued liabilities	$20,173	$19,480

Accrued officers’ salaries payable - consisted of the following at:

	December 31, 2018	December 31, 2017
Accrued officers’ salaries	$256,125	$143,125

NOTE 6 – ADVANCES

Advances payable – officer - consisted of the following at:

	December 31, 2018	December 31, 2017
Advances payable - officer	$88,150	$33,797

Advances payable – officer represents non-interest bearing advances to the Company by the Company’s Chief Executive Officer, utilized to pay general and administrative expenses.

NOTE 7 – LOANS PAYABLE

Loan payable – related party - consisted of the following at:

	December 31, 2018	December 31, 2017
Loan payable – related party	$20,000	$20,000

On November 16, 2016, we borrowed the sum of $20,000 from our stockholder Florence Weiss who is the mother of Steve Weiss, a principal shareholder and a related party of the Company. The note bears interest at the rate of 10% per annum, was originally due on or before November 16, 2018, was extended for an additional year and is now due on November 16, 2019. Accrued interest of $4,250 and $2,250 for this loan has been recorded as part of accrued liabilities as of December 31, 2018 and 2017, respectively.

PostAds, Inc.

Notes to the Financial Statements

December 31, 2018 and 2017

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

On August 18, 2015, the Company entered into an agreement with Oceanside Equities, Inc., a Florida corporation controlled by Vincent Beatty. This agreement provided that we pay Oceanside Equities 998,000 shares of our common stock for consulting services. On August 18, 2015, we issued the 998,000 shares of common stock to Oceanside Equities, Inc. as required by the agreement. We valued these shares at the price of $.05 per share or an aggregate price of $49,900 which was expensed over the service period through August 2016. Oceanside Equities, Inc. did not provide the services required by the agreement and on August 14, 2016, the 998,000 common shares issued to Oceanside Equities were cancelled. (See Note 9 - Legal Proceedings)

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer. Pursuant to the terms of the one (1) year agreement, the Company will pay aggregate consideration of $48,000 in cash and issued 1,000,000 shares of common stock on October 1, 2016, valued at the contemporaneous private placement offering price of $0.10 per share resulting in a total value of $100,000 for financial accounting purposes with the total amount to be expensed over the terms of the agreement through September 30, 2017. $25,000 of the total stock value of $100,000 was expensed in 2016 with the remaining $75,000 value expensed in 2017. The agreement was renewed for an additional year on October 1, 2017 which will pay aggregate consideration of $48,000 in cash.

On November 15, 2018, the Company resolved to issue 5,000,000 shares of common stock to Kenneth T. Moore, our President, Chief Executive Officer and Sole Director, as additional consideration for services in the amount of $10,000 to be rendered to us during the period from October 1, 2018 to September 30, 2019. The 5,000,000 shares, valued at $0.002 per share resulting in a total value of $10,000 for financial accounting purposes with the total amount to be expensed over the term of the services provided through September 30, 2019. $2,500 of the total stock value of $10,000 was expensed in 2018 with the remaining $7,500 value to be expensed in 2019. The 5,000,000 shares had not been issued as of December 31, 2018 and have been recorded as Common stock to be issued on the Company’s balance sheet as of December 31, 2018. Both before and after the issuance to Mr. Moore, he will have the ability to determine the outcome of all matters submitted to a vote of our stockholders.

On November 15, 2018, the Company resolved to renew the agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional year commencing on October 1, 2018. Pursuant to the terms of the one (1) year renewal, the Company will pay aggregate consideration of $52,000, consisting of $48,000 in cash and issue 2,000,000 shares of common stock valued at $0.002 per share resulting in a total value of $4,000 for financial accounting purposes with the total amount to be expensed over the term of the renewal period through September 30, 2019. $1,000 of the total stock value of $4,000 was expensed in 2018 with the remaining $3,000 value expensed in 2019. The 2,000,000 shares had not been issued as of December 31, 2018 and have been recorded as Common stock to be issued on the Company’s balance sheet as of December 31, 2018.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Lease Agreement

On November 15, 2017, the Company renewed a month to month lease agreement for our corporate office space upon verbal agreement with its landlord. On July 15, 2018, the Company terminated the lease agreement in order to locate more suitable office space and is temporarily conducting business from the home office of the Company’s Chief Executive Officer.

PostAds, Inc.

Notes to the Financial Statements

December 31, 2018 and 2017

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements

On December 28, 2015, the Company entered into an agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for a term of two (2) years at an annual salary of $65,000. On October 1, 2017, the Company renewed its agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for an additional two (2) year term commencing December 28, 2017 at the same annual salary of $65,000. As of December 31, 2018 and 2017, the Company had not yet paid $83,125 and $148,125, respectively, of Mr. Moore’s salary and these amounts are included in accrued officers’ salaries payable at December 31, 2018 and 2017.

On November 15, 2018, the Company resolved to issue 5,000,000 shares of common stock to Kenneth T. Moore as additional consideration for services in the amount of $10,000 to be rendered to us during the period from October 1, 2018 to September 30, 2019. The 5,000,000 shares, valued at the nominal price of $0.002 per share resulting in a total value of $10,000 for financial accounting purposes with the total amount to be expensed over the term of the services provided through September 30, 2019. The 5,000,000 shares had not been issued as of December 31, 2018 and have been recorded as Common stock to be issued on the Company’s balance sheet as of December 31, 2018. During 2018, the Company expensed $2,500 of the $10,000 stock consideration and the remaining $7,500 was recorded as prepaid stock based compensation at December 31, 2018 on the Company’s books.

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer. Pursuant to the terms of the one (1) year agreement, the Company will pay aggregate consideration of $48,000 in cash and issued 1,000,000 shares of common stock on October 1, 2016, valued at the contemporaneous private placement offering price of $0.10 per share resulting in a total value of $100,000 for financial accounting purposes with the total amount to be expensed over the terms of the agreement through September 30, 2017. On October 1, 2017, the Company renewed its agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional one (1) year term commencing October 1, 2017 at the same annual salary of $48,000. On November 15, 2018, the Company resolved to renew the agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional year commencing on October 1, 2018. Pursuant to the terms of the one (1) year renewal, the Company will pay aggregate consideration of $52,000, consisting of $48,000 in cash and issue 2,000,000 shares of common stock valued at the nominal price of $0.002 per share resulting in a total value of $4,000 for financial accounting purposes with the total amount to be expensed over the term of the renewal period through September 30, 2019. As of December 31, 2017 and 2018, the Company had not yet paid $60,000 and 108,000, respectively, of Mr. King’s salary and these amounts are included in accrued officers’ salaries payable at December 31, 2018 and 2017. During 2018, the Company expensed $1,000 of the $4,000 stock consideration pursuant to the terms of Mr. King’s renewal for the year commencing October 1, 2018 and the remaining $3,000 was recorded as prepaid stock based compensation at December 31, 2018 on the Company’s books.

Legal Proceedings

On November 7, 2016, a complaint (Oceanside Equities, Inc. v. PostAds, Inc., Case Number: CACE-16-020387-21) was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida against the Company. The complaint was brought by Vincent Beatty on behalf of Oceanside Equities, Inc. in an attempt to get 998,000 shares of our common stock (the “shares”) that were cancelled and returned to treasury on August 14, 2016 (see Note 8) and an additional $10,000 of compensation from the Company. Mr. Beatty entered into an agreement with the Company on August 18, 2015 to provide consulting services to the Company in consideration for compensation of $20,000 and the shares. Company management believes that they were induced into entering into the agreement by a misrepresentation of the services he would perform and as a result of his failure to perform such services, the Company’s position is that he is not entitled to the compensation. The Company has been damaged as a result of Mr. Beatty’s misrepresentations and further believes he has been unjustly enriched by the $10,000 initial payment he received from the Company as part of the compensation pursuant to the agreement. On February 21, 2019, the Court filed a notice of lack of prosecution and scheduled a hearing for April 26, 2019 to determine the status of the case. The Company will be represented by counsel at the hearing and intends to defend itself vigorously against this action. In light of the early stage of the litigation, the Company is unable to predict the outcome, but does not expect the outcome to have a material effect on the results of our operations.

As of December 31, 2018, other than the above-mentioned complaint, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

PostAds, Inc.

Notes to the Financial Statements

December 31, 2018 and 2017

NOTE 10 – RELATED PARTY TRANSACTIONS

Accrued officers’ salaries payable in the amounts of $256,125 and $143,125 are recorded on the Company’s books at December 31, 2018 and 2017, respectively. (See Note 5 – LIABILITIES)

Advances payable – officer in the amounts of $88,150 and $33,797 are recorded on the Company’s books at December 31, 2018 and 2017, respectively. (See Note 6 – ADVANCES)

Loan payable – related party in the amount of $20,000 is recorded on the Company’s books at December 31, 2018 and 2017. (See Note 7 – LOANS PAYABLE)

On October 1, 2017, the Company renewed its agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for an additional two (2) year term commencing December 28, 2017 at the same annual salary of $65,000. (See Note 9 – COMMITMENTS AND CONTINGENCIES - Employment Agreements)

On October 1, 2017, the Company renewed its agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional one (1) year term commencing October 1, 2017 at the same annual salary of $48,000. (See Note 9 – COMMITMENTS AND CONTINGENCIES - Employment Agreements)

On November 15, 2018, the Company resolved to issue 5,000,000 restricted shares of our Common Stock, at a total value of $10,000, to our Chief Executive Officer as additional consideration for services to be rendered. (See Note 8 – STOCKHOLDERS EQUITY)

On November 15, 2018, the Company resolved to issue 2,000,000 restricted shares of our Common Stock, at a total value of $4,000, to our Chief Financial Officer, pursuant to his employment agreement renewal with the Company. (See Note 8 – STOCKHOLDERS EQUITY)

NOTE 11 - SUBSEQUENT EVENTS

During the period from January 1, 2019 through March 19, 2019, the Company’s Chief Executive Officer advanced approximately $9,690 to the Company to pay general and administrative expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that its internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified during the fourth quarter ended December, 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Colm J. King, Chief Financial Officer

Colm J. King, age 61, has served as our Chief Financial Officer since October 2016. Mr. King also serves as the Chief Executive Officer of Oasis Communities, Inc. (Private Developer of Residential Community in Central America) since March of 2013 in addition to providing financial, executive and corporate regulatory compliance services to numerous private and public entities since 2008. Previous positions and services provided by Mr. King include serving as Chief Financial Officer of Sonant Systems, Inc. (Telecom Provider) from September 2014 to March 2015, serving as Chief Financial Officer of Bio-Nucleonics, Inc. (Private Biotech Development Company) from February 2011 to February 2013, serving as Chief Executive Officer of Cavit Sciences, Inc. (Biotech Development Company) from April 2006 to November 2008, serving as Chief Executive Officer of Hard to Treat Diseases, Inc. (Biotech Development Company) from October 2003 to April 2006, employed by Berkovits, Lago & Company, LLP, a public accounting firm, providing audit compliance and consulting services to the firm’s publicly held clients from January 2003 to October 2003, serving as Chief Financial Officer of Peregrine Industries, Inc. (Manufacturing Company) from March 2002 to November 2002, serving as Chief Financial Officer of NetGain Development, Inc. (Internet Development Company) from November 2000 to March 2002 and employed by BDO Seidman, LLP in New York City providing audit compliance and consulting services to the firm’s publicly held clients from 1998 until 2000. Mr. King received a B.S. in Business Administration from St. Thomas Aquinas College, became licensed for practice as a Certified Public Accountant in New York State in November 1987 (currently inactive and not registered) and is a member of the American Institute of Certified Public Accountants.

Audit Committee

The Board of Directors plans to establish an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 to oversee PostAds corporate accounting and financial reporting processes and audits of its financial statements.

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

The following table shows for the fiscal years ended December 31, 2018 and 2017 compensation awarded to, paid to or earned by PostAds named executive officers:

●	Kenneth T. Moore, our President, Chief Executive Officer and sole Director

●	Colm J. King, our Chief Financial Officer

SUMMARY COMPENSATION TABLE FOR FISCAL 2018 AND 2017

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)		Total($)

Kenneth T. Moore	2018	65,000	10,000	(2)	75,000
President, Chief Executive Officer and Director	2017	65,000	-		65,000

Colm J. King	2018	48,000	4,000	(3)	52,000
Chief Financial Officer	2017	54,000	-		54,000

(1)	Amounts shown in this column do not reflect dollar amounts actually received by the named executive officer. The dollar amounts in this column represent the grant date fair value of any shares expensed during the fiscal years ended December 31, 2018 and 2017.

(2)	Effective November 15, 2018, the Company agreed to issue 5,000,000 shares of common stock to Kenneth T. Moore, our President, Chief Executive Officer and Sole Director, as additional consideration for services in the amount of $10,000 to be rendered to us during the period from October 1, 2018 to September 30, 2019. The 5,000,000 shares, valued at the nominal price of $0.002 per share resulting in a total value of $10,000 for financial accounting purposes with the total amount to be expensed over the term of the services provided through September 30, 2019. $2,500 of the total stock value of $10,000 was expensed in 2018 with the remaining $7,500 value expensed in 2019. The 5,000,000 shares had not been issued as of December 31, 2018, have been recorded as Common stock to be issued on the Company’s balance sheet as of December 31, 2018 and were issued during March of 2019.

(3)	On November 15, 2018, the Company resolved to renew the agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional year commencing on October 1, 2018. Pursuant to the terms of the one (1) year renewal, the Company will pay aggregate consideration of $52,000, consisting of $48,000 in cash and issue 2,000,000 shares of common stock valued at the nominal price of $0.002 per share resulting in a total value of $4,000 for financial accounting purposes with the total amount to be expensed over the term of the renewal period through September 30, 2019. $1,000 of the total stock value of $4,000 was expensed in 2018 with the remaining $3,000 value expensed in 2019. The 2,000,000 shares had not been issued as of December 31, 2018, have been recorded as Common stock to be issued on the Company’s balance sheet as of December 31, 2018 and were issued during March of 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of PostAds Common Stock and Series A Preferred Stock as of December 31, 2018 and March 29, 2019 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; and (iii) all those known by PostAds to be beneficial owners of more than five percent of its common stock.

		As of December 31, 2018		As of March 29, 2019
	Nature of	Amount of		Amount of
	Beneficial	Beneficial	Percentage	Beneficial	Percentage
Name of Beneficial Owner	Ownership	Ownership	Held (1)	Ownership	Held (1)

Common Stock
Kenneth T. Moore, President, Chief Executive Officer and Director (2)	Direct	20,000,000	60.54%	25,000,000	62.44%
Colm J. King, Chief Financial Officer	Direct	1,000,000	3.03%	3,000,000	7.49%
Total Officers & Directors (2 Persons)	Direct	21,000,000	63.57%	28,000,000	69.94%
Other 5% Holders
Steve Weiss	Direct	4,000,000	12.11%	4,000,000	9.99%
Keith Moore (3)	Direct	1,900,000	5.75%	1,900,000	4.75%
Total Other 5% Holders (2 Persons)	Direct	5,900,000	17.86%	5,900,000	14.74%
Series A Preferred Stock
Kenneth T. Moore, President, Chief Executive Officer and Director	Direct	2,000,000	100.00%	2,000,000	100.00%
All Officers & Directors (1 Person)	Direct	2,000,000	100.00%	2,000,000	100.00%
Other 5% Holders (0 Persons)		-	0.00%	-	0.00%

(1)	Based on 33,036,400 and 40,036,400 shares of common stock issued and outstanding as of December 31, 2018 and March 29, 2019, respectively. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.
(2)	Amount does not include 2,000,000 shares of Series A Preferred Stock held by Kenneth T. Moore which entitle him to fifty (50) votes per share or an aggregate of 100,000,000 votes on all matters submitted to a vote of our common stockholders. As such, as of March 29, 2019, Mr. Moore holds an aggregate of 120,000,000 out of 140,036,400 votes representing approximately 85.7% of the votes on matters submitted to our stockholders which enables him to control the outcome of all matters submitted to a vote of our stockholders.
(3)	Represents 1,900,000 common shares which Keith Moore received as a gift from his brother, Kenneth T. Moore, our Chief Executive Officer, President and Director. Kenneth T. Moore received the shares he gifted pursuant to a reorganization from a sole proprietorship to a corporation.

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

On November 15, 2018, the Company resolved to issue an additional 5,000,000 shares of common stock to Kenneth T. Moore, as additional consideration for services in the amount of $10,000 to be rendered to us during the period from October 1, 2018 to September 30, 2019. The 5,000,000 shares, valued at the nominal price of $0.002 per share resulting in a total value of $10,000 for financial accounting purposes with the total amount to be expensed over the term of the services provided through September 30, 2019.

On November 16, 2016, we borrowed the sum of $20,000 from Florence Weiss and issued a note that bore interest at the rate of 10% per annum, was originally due on or before November 16, 2018, was extended for an additional year and is now due on November 16, 2019. Accrued interest of $4,250 and $2,250 for this loan has been recorded on the Company’s books as part of accrued liabilities at December 31, 2018 and 2017, respectively.

Other than as stated above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

●	Any of our directors or officers;
●	Any proposed nominee for election as our director;
●	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our shares; or
●	Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

Item 14. Principal Accounting Fees and Services.

In connection with the audit of the 2018 and 2017 financial statements, PostAds entered into engagement agreements with Salberg & Company P.A. which set forth the terms by which Salberg & Company P.A. will perform audit services for PostAds.

The following table represents aggregate fees billed to PostAds for the years ended December 31, 2018 and 2017 by Salberg & Company P.A., an independent registered public accounting firm.

	Fiscal Year Ended December 31,
	2018	2017
	($)	($)

Audit Fees (1)	19,400	19,000
Audit-related Fees (2)	-	-
Total Fees	19,400	19,000

(1)	Audit Fees consist of fees incurred for professional services rendered for the audit of our annual financial statements, review of our quarterly consolidated financial statements, other services normally provided by Salberg & Company P.A. in connection with regulatory filings, except for the audit of the effectiveness of our internal control over financial reporting.

(2)	Audit-related Fees consist of fees for audit services other than the services reported above.

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

(1)	Financial Statements.

Our Financial Statements are listed in the “Index to Financial Statements” under Part II, Item 8 on Form 10-K.

(2)	Exhibits.

See the Exhibit Index immediately following the signature page on Form 10-K.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSTADS, INC.

Date: April 12, 2019	By:	/s/ Kenneth T. Moore
Kenneth T. Moore
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 12, 2019	By:	/s/ Colm J. King
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

