Form 10-Q
period 2019-03-31
PostAds, Inc.
filed 2019-05-20
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

As of May 10, 2019, there were 40,036,400 outstanding shares of the Registrant’s Common Stock at $.001 par value and 2,000,000 outstanding shares of the Registrant’s Series A Preferred Stock at $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE None.

PostAds, Inc.

Form 10-Q

For the quarterly period ended March 31, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PostAds, Inc.

Balance Sheets

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets
Cash	$11	$3
Prepaid stock based officer compensation	7,000	10,500

Total Current Assets	7,011	10,503

Computer equipment, net	169	225

Total Assets	$7,180	$10,728

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$-	$4
Accrued liabilities	12,979	20,173
Advances payable - officer	97,840	88,150
Loan payable - related party	20,000	20,000
Accrued officers’ salaries payable	284,375	256,125

Total Current Liabilities	415,194	384,452

Total Liabilities	415,194	384,452

Commitments and contingencies (Note 10)

Stockholders’ Equity (Deficit)
Series A Preferred stock: 10,000,000 shares authorized; $0.001 par value, 2,000,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	2,000	2,000
Common stock: 90,000,000 shares authorized; $0.001 par value, 40,036,400 and 33,036,400 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	40,036	33,036
Common stock issuable: 0 and 7,000,000 shares to be issued at March 31, 2019 and December 31, 2018, respectively	-	7,000
Additional paid in capital	1,938,684	1,938,684
Accumulated deficit	(2,388,734)	(2,354,444)

Total Stockholders’ Equity (Deficit)	(408,014)	(373,724)

Total Liabilities and Stockholders’ Equity (Deficit)	$7,180	$10,728

The accompanying unaudited notes are an integral part of these unaudited financial statements

PostAds, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Revenues	$2	$14

Operating Expenses
Officer Compensation	31,750	28,250
General and Administrative	2,542	34,268

Total Operating Expenses	34,292	62,518

Net Loss	$(34,290)	$(62,504)

Basic and Diluted Loss per Share attributable to common stockholders:	$(0.00)	$(0.00)

Basic and Diluted Weighted Average
Number of Shares Outstanding attributable to common stockholders:	40,036,400	33,036,400

The accompanying unaudited notes are an integral part of these unaudited financial statements

PostAds, Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2019 and 2018

(unaudited)

			Common Stock				Total
			and Common Stock		Additional		Stockholders’
	Series A Preferred Stock		to be issued		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2018	2,000,000	$2,000	40,036,400	$40,036	$1,938,684	$(2,354,444)	$(373,724)

Net loss for the three months ended March 31, 2019	-	-	-	-	-	(34,290)	(34,290)

Balance March 31, 2019	2,000,000	$2,000	40,036,400	$40,036	$1,938,684	$(2,388,734)	$(408,014)

Balance December 31, 2017	2,000,000	$2,000	33,036,400	$33,036	$1,931,684	$(2,180,678)	$(213,958)

Net loss for the three months ended March 31, 2018	-	-	-	-	-	(62,504)	(62,504)

Balance March 31, 2018	2,000,000	$2,000	33,036,400	$33,036	$1,931,684	$(2,243,182)	$(276,462)

The accompanying unaudited notes are an integral part of these unaudited financial statements

PostAds, Inc.

Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,290)	$(62,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	56	160
Amortization of prepaid stock based officer compensation	3,500	-
Changes in assets and liabilities:
Prepaid expenses and deposits	-	325
Accrued liabilities	(7,194)	(652)
Accrued officer salary	28,250	28,250
Net Cash Used In Operating Activities	(9,678)	(34,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(4)	(10)
Advances payable - Officer	9,690	34,516
Net Cash Provided By Financing Activities	9,686	34,506

NET INCREASE IN CASH	8	85

CASH AT BEGINNING OF PERIOD	3	-

CASH AT END OF PERIOD	$11	$85

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying unaudited notes are an integral part of these unaudited financial statements

PostAds, Inc.

Notes to the Financial Statements

March 31, 2019

(unaudited)

NOTE 1 - ORGANIZATION, BUSINESS AND OPERATIONS

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

NOTE 2 - BASIS OF PRESENTATION

Unaudited Interim Financial Information

The accompanying balance sheet as of March 31, 2019, the related statements of operations, cash flows and the statement of changes in stockholders’ equity (deficit) for the three months ended March 31, 2019 and 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and with the instructions to Regulation S-X for interim financial information, which, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of March 31, 2019 and results of operations and cash flows for the three months ended March 31, 2019 and 2018. The financial data and the other information disclosed in these notes to the financial statements related to this three-month period is unaudited. The unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,388,734, $408,014 and $408,183, respectively, at March 31, 2019 and for the three months ended March 31, 2019 the Company had a net loss and net cash used in operating activities of $34,290 and $9,678, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

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

March 31, 2019

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

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2019, there were no cash equivalents.

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

March 31, 2019

(unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

There have been no chargebacks to date. If we encounter chargebacks in the future, they will be recorded as a reduction to revenue in the same period that the revenue is recognized and we may consider establishing a reserve liability.

Stock-Based Compensation - For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes option-pricing model or based on the value of the services provided, whichever is more reliable. The expense is recognized over the service period for awards expected to vest.

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation - Stock Compensation, which aligns the accounting for share based payments to non-employees with the accounting for share based payments to employees. The adoption of this update on January 1, 2019 did not cause a material change to our financial statements.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2019, nor gains or losses that were reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at March 31, 2019 and December 31, 2018.

Recently Issued Accounting Standards

From time to time, the FASB or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an Accounting Standards Update (“ASU”).

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 5 – COMPUTER EQUIPMENT

Computer equipment consisted of the following at:

	Estimated useful lives	March 31, 2019	December 31, 2018
Computer equipment	3 years	$1,923	$1,923
Less: Accumulated depreciation		(1,754)	(1,698)
Net		$169	$225

Depreciation expense on computer equipment was $56 and $160 for the three months ended March 31, 2019 and 2018, respectfully.

PostAds, Inc.

Notes to the Financial Statements

March 31, 2019

(unaudited)

NOTE 6 – LIABILITIES

Accrued liabilities - consisted of the following at:

	March 31, 2019	December 31, 2018
Accrued website consulting fees	$5,000	$5,000
Accrued professional accounting fees	519	7,519
Accrued administrative fees	2,454	2,454
Accrued interest	4,750	4,250
Accrued filing fees	256	950
Total accrued liabilities	$12,979	$20,173

Accrued officers’ salaries payable - consisted of the following at:

	March 31, 2019	December 31, 2018
Accrued officers’ salaries	$284,375	$256,125

NOTE 7 – ADVANCES

Advances payable – officer - consisted of the following at:

	March 31, 2019	December 31, 2018
Advances payable - officer	$97,840	$88,150

Advances payable – officer represents non-interest bearing advances to the Company by the Company’s Chief Executive Officer, utilized to pay general and administrative expenses.

NOTE 8 – LOAN PAYABLE

Loan payable – related party - consisted of the following at:

	March 31, 2019	December 31, 2018
Loan payable - related party	$20,000	$20,000

On November 16, 2016, we borrowed the sum of $20,000 from our stockholder Florence Weiss who is the mother of Steve Weiss, a principal shareholder and a related party of the Company. The note bears interest at the rate of 10% per annum, was originally due on or before November 16, 2018, was extended for an additional year and is now due on November 16, 2019. Accrued interest of $4,750 and $4,250 for this loan has been recorded as part of accrued liabilities (see Note 6) at March 31, 2019 and at December 31, 2018, respectively.

NOTE 9 - STOCKHOLDERS EQUITY (DEFICIT)

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

On August 18, 2015, the Company entered into an agreement with Oceanside Equities, Inc., a Florida corporation controlled by our stockholder, Vincent Beatty. This agreement provides that we will pay Oceanside Equities 998,000 shares of our common stock for consulting services. On August 18, 2015, we issued the 998,000 shares of common stock to Oceanside Equities, Inc. as required by the agreement. We valued these shares at the price of $.05 per share or an aggregate price of $49,900 which was expensed over the service period through August 2016. Oceanside Equities, Inc. did not provide the services required by the agreement and on August 14, 2016, the 998,000 common shares issued to Oceanside Equities were cancelled. (See Note 10 – Legal Proceedings)

PostAds, Inc.

Notes to the Financial Statements

March 31, 2019

(unaudited)

NOTE 9 - STOCKHOLDERS EQUITY (DEFICIT) (continued)

On November 15, 2018, the Company resolved to issue 5,000,000 shares of common stock to Kenneth T. Moore, our President, Chief Executive Officer and Sole Director, as additional consideration for services in the amount of $10,000 to be rendered to us during the period from October 1, 2018 to September 30, 2019. The 5,000,000 shares, valued at $0.002 per share resulting in a total value of $10,000 for financial accounting purposes with the total amount to be expensed over the term of the services provided through September 30, 2019. $2,500 of the total stock value of $10,000 was expensed in 2018, $2,500 was expensed during the three month period ended March 31, 2019 with the remaining $5,000 value to be expensed in 2019. The 5,000,000 shares had not been issued as of December 31, 2018 and had been recorded as Common stock to be issued on the Company’s balance sheet as of December 31, 2018. The 5,000,000 shares were issued during the three month period ended March 31, 2019.

On November 15, 2018, the Company resolved to renew the agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional year commencing on October 1, 2018. Pursuant to the terms of the one (1) year renewal, the Company will issue 2,000,000 shares of common stock valued at $0.002 per share resulting in a total value of $4,000 for financial accounting purposes with the total amount to be expensed over the term of the renewal period through September 30, 2019. $1,000 of the total stock value of $4,000 was expensed in 2018, $1,000 was expensed during the three month period ended March 31, 2019 with the remaining $2,000 value to be expensed in 2019. The 2,000,000 shares had not been issued as of December 31, 2018 and had been recorded as Common stock to be issued on the Company’s balance sheet as of December 31, 2018. The 2,000,000 shares were issued during the three month period ended March 31, 2019.

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

Employment Agreements

On December 28, 2015, the Company entered into an agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for a term of two (2) years at an annual salary of $65,000. On October 1, 2017, the Company renewed its agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for an additional two (2) year term commencing December 28, 2017 at the same annual salary of $65,000. As of March 31, 2019 and December 31, 2018, the Company had not yet paid $164,375 and $148,125, respectively, of Mr. Moore’s salary and these amounts are included in accrued officers’ salaries payable at March 31, 2019 and December 31, 2018.

On November 15, 2018, the Company resolved to issue 5,000,000 shares of common stock to Kenneth T. Moore, our President, Chief Executive Officer and Sole Director, as additional consideration for services in the amount of $10,000 to be rendered to us during the period from October 1, 2018 to September 30, 2019. The 5,000,000 shares, valued at $0.002 per share resulting in a total value of $10,000 for financial accounting purposes with the total amount to be expensed over the term of the services provided through September 30, 2019. $2,500 of the total stock value of $10,000 was expensed in 2018, $2,500 was expensed during the three month period ended March 31, 2019 in with the remaining $5,000 value to be expensed in 2019.

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer. Pursuant to the terms of the one (1) year agreement, the Company will pay aggregate consideration of $48,000 in cash and issued 1,000,000 shares of common stock on October 1, 2016, valued at the contemporaneous private placement offering price of $0.10 per share resulting in a total value of $100,000 for financial accounting purposes with the total amount to be expensed over the terms of the agreement through September 30, 2017. On October 1, 2017, the Company renewed its agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional one (1) year term commencing October 1, 2017 at the same annual salary of $48,000. On November 15, 2018, the Company resolved to renew the agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional year commencing on October 1, 2018. Pursuant to the terms of the one (1) year renewal, the Company will pay aggregate consideration of $52,000, consisting of $48,000 in cash and issue 2,000,000 shares of common stock valued at the nominal price of $0.002 per share resulting in a total value of $4,000 for financial accounting purposes with the total amount to be expensed over the term of the renewal period through September 30, 2019. As of March 31, 2019 and December 31, 2018, the Company had not yet paid $120,000 and $108,000, respectively, of Mr. King’s salary and these amounts are included in accrued officers’ salaries payable at March 31, 2019 and December 31, 2018. $1,000 of the total stock value of $4,000 was expensed in 2018, $1,000 was expensed during the three month period ended March 31, 2019 with the remaining $2,000 value to be expensed from April through September 2019.

PostAds, Inc.

Notes to the Financial Statements

March 31, 2019

(unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

Legal Proceedings

On November 7, 2016, a complaint (Oceanside Equities, Inc. v. PostAds, Inc., Case Number: CACE-16-020387-21) was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida against the Company. The complaint was brought by Vincent Beatty on behalf of Oceanside Equities, Inc. in an attempt to get 998,000 shares of our common stock (the “shares”) that were cancelled and returned to treasury on August 14, 2016 (see Note 9) and an additional $10,000 of compensation from the Company. Mr. Beatty entered into an agreement with the Company on August 18, 2015 to provide consulting services to the Company in consideration for compensation of $20,000 and the shares. Company management believes that they were induced into entering into the agreement by a misrepresentation of the services he would perform and as a result of his failure to perform such services, the Company’s position is that he is not entitled to the compensation. The Company has been damaged as a result of Mr. Beatty’s misrepresentations and further believes he has been unjustly enriched by the $10,000 initial payment he received from the Company as part of the compensation pursuant to the agreement. On February 21, 2019, the Court filed a notice of lack of prosecution and scheduled a hearing for April 26, 2019 to determine the status of the case. The Company was represented by counsel at the hearing during which the Court dismissed the complaint for lack of prosecution.

As of March 31, 2019, other than the above-mentioned complaint, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

NOTE 11 – RELATED PARTY TRANSACTIONS

Accrued officers’ salaries payable in the amounts of $284,375 and $256,125 are recorded on the Company’s books at March 31, 2019 and December 31, 2018, respectively. (See Note 6 – LIABILITIES)

Advances payable – officer in the amounts of $97,840 and $88,150 are recorded on the Company’s books at March 31, 2019 and December 31, 2018, respectively. (See Note 7 – ADVANCES)

Loan payable – related party in the amount of $20,000 is recorded on the Company’s books at March 31, 2019 and December 31, 2018. (See Note 8 – LOANS PAYABLE)

On October 1, 2017, the Company renewed its agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for an additional two (2) year term commencing December 28, 2017 at the same annual salary of $65,000. (See Note 10 – COMMITMENTS AND CONTINGENCIES - Employment Agreements)

On November 15, 2018, the Company resolved to renew the agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional year commencing on October 1, 2018. Pursuant to the terms of the one (1) year renewal, the Company will pay aggregate consideration of $52,000, consisting of $48,000 in cash and issue 2,000,000 shares of common stock. (See Note 10 – COMMITMENTS AND CONTINGENCIES - Employment Agreements)

NOTE 12 - SUBSEQUENT EVENTS

During the period from April 1, 2019 through May 17, 2019, the Company’s Chief Executive Officer advanced $6,842 to the Company to pay general and administrative expenses.

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

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties.

Such risks and uncertainties include, but are not limited to, the following:

●	the volatile and competitive nature of our industry,
●	the uncertainties surrounding the rapidly evolving markets in which we compete,
●	the uncertainties surrounding technological change of the industry,
●	our dependence on its intellectual property rights,
●	the success of marketing efforts by third parties,
●	the changing demands of customers and
●	the arrangements with present and future customers and third parties.

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

Business Development

We completed our initial website in August of 2015 and completed enhanced features of our site in April of 2016. Since our inception, we have placed over 21,870 free ads and obtained 6,117 registered users of the Post Ads marketplace. We plan to convert our registered users into paying users by offering enhanced listings to increase the visibility of the ad. Because we offer free ads in all categories other than employment and personal, we expect our registered user base and product and service offerings to continually increase over time.

Our key activities to date include: (i) development of the business plan and plan of operations for the Post Ads Marketplace; (ii) development of the retail and fee-for-service features of the Post Ads Marketplace (iii) development of the auction platform of the Post Ads Marketplace; (iv) creation of our classified ad categories and features for the Post Ads Marketplace; (v) entering into an agreement with our website developer; (vi) creating features allowing visitors to become registered users of our online marketplace (vii) setting up our initial website to generate registered users, (viii) obtaining 6,117 registered users, (ix) placing more than 21,870 ads without charge and screening the ads prior to placement to ensure compliance with our terms of service, and (x) completing our website and enhancing its features including functionality and security features.

The PostAds Marketplace

Our marketplace is structured so that we offer sellers free listings in all categories other than employment and personal ads so that we can continuously increase our registered users. As the number of visitors for free product and service listings grows, the PostAds marketplace will become an attractive platform for sellers and other businesses seeking to purchase listing enhancements and advertising for their products and services. For sellers of goods and services, our goal is to provide the most effective and economical posting of ads on the internet. Sellers can post classified ads for free for products and services. All users of the site can view all posted ads without charge. Because we are an internet based business, our success depends upon attracting visitors to our site. To date, we have placed over 21,870 ads without charge on the PostAds Marketplace. This resulted in 6,117 registered non-paying users. Because the product and service ads are free, we expect to generate a large inventory of ads. After the inventories of ads are generated, we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

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

In November of 2016, we planned to establish Google AdWords and search engine optimization campaigns to drive traffic to our website and to develop email marketing and print materials to attract potential advertisers to our website.

We now plan to establish Google AdWords and develop email marketing and print materials in September of 2019.

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

From October 1, 2016, through March 31, 2019, our core team has devoted their time and effort to accomplishing the following overview of the developments, security, enhancements and compliance matters by quarter that have postured PostAds to raise the necessary capital for the successful execution of its marketing strategy and plan and become a competitive online classified Company:

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

Full Year 2018

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

Additional Profile Pictures

Security

Credit card entry more sane when wrapping to new lines

PayPal Seller/Buyer info: Listing Edits

Maintenance upgrades

Compliance

Financial and compliance preparation

Company current with SEC filings

1st Quarter 2019

Developments / Enhancements

Enhance email inputs

Expand Browsing Filters to handle additional matters

Storefront: enhance Custom Pages

Additional Profile Pictures

Security

Maintenance upgrades

Compliance

Financial and compliance preparation

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

The Chart below summarizes the ad enhancements we offer:

Type of Ad	Feature	Monthly Listing Fees
Retail Store Front	Allows users to create their own webpages/store front within our website to sell their own goods	$6.95
Service Store Front	Allows users to create their own webpages/store front within our website to sell their own services	$6.95
Auction Listing	Auction listings allow Sellers to offer goods in a bidding auction and include a buy now option.	$0
Classified Listings Other than Jobs & Personal Ads	Classified listings allow sellers to place goods and/or services under various categories.	$0
Paid Classified Categories Jobs & Personal Ads	Jobs & Personal Ads	$ 5.00 Per month per listing

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

Our initial marketing strategy involves converting our registered members to paying users. We plan to accomplish this by sending monthly newsletters with updates and company information. We started this for a brief period in July of 2016 and plan to begin sending newsletters with updates during September of 2019.

We plan to also conduct the following marketing activity:

●	We completed our initial email marketing and print materials targeting retail store front owners in April of 2016, and plan to deliver these materials in September of 2019 and use this as an ongoing method of marketing.

●	We started social media postings using Facebook in July of 2016. We plan to launch social media campaigns on Twitter, Facebook, Linked-in and other websites to create recognition of our market place and drive traffic to our website beginning September of 2019, and use this as an ongoing form of marketing.

●	We completed our initial email marketing and print materials targeting service providers for our fee-for-service store fronts in May of 2016, and plan to deliver these materials in September of 2019 and use this as an ongoing form of marketing.

●	In September of 2019 we plan to establish Google AdWords and search engine optimization campaigns to drive traffic to our website.

●	In September of 2019, we plan to develop email marketing and print materials to attract potential advertisers to our website.

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

The accompanying unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,388,734, $408,014 and $408,183, respectively, at March 31, 2019 and for the three months ended March 31, 2019 the Company had a net loss and net cash used in operating activities of $34,290 and $9,678, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results and comparison of the three month periods ended March 31, 2019 and 2018

The Company had minimal revenues of $2 and $14 for the three month periods ended March 31, 2019 and 2018, respectively, since we had not yet initiated our sales and marketing programs and we had allocated a substantial portion of our time and investment to the completion of our development activities required in order to launch our marketing plan. With the commencement of our advertising and marketing programs anticipated during the second and third quarters of 2019, we expect the number of visitors for free product and service listings to increase and we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

Operating expenses were $34,292 and $62,518 and for the three month periods ended March 31, 2019 and 2018, respectively.

Operating expenses consisted of $31,750 of officer compensation and $2,542 of general and administration for the three month period ended March 31, 2019. Operating expenses consisted of $28,250 of officer compensation and $34,268 of general and administration for the three month period ended March 31, 2018.

The Company had net losses of $34,290 and $62,504 for the three month periods ended March 31, 2019 and 2018, respectively.

Based on 40,036,400 weighted average shares outstanding for the three months ended March 31, 2019, the loss per share was ($0.00).

LIQUIDITY AND CAPITAL RESERVES

Sources of Liquidity

For the three month period ending March 31, 2019, we generated revenues of $2 from our business operations. We funded our working capital requirements through non-interest bearing advances of $9,690 to the Company by the Company’s Chief Executive Officer, utilized to pay general and administrative expenses.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $9,678 in the three months ended March 31, 2019, primarily as a result of the net loss of $34,290 offset an increase in accrued officers’ salaries of $28,250.

Net cash used in operating activities was $34,421 in the three months ended March 31, 2018, primarily as a result of the net loss of $62,504, offset an increase in accrued officers’ salaries of $28,250.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 in the three month periods ended March 31, 2019 and 2018.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $9,686 in the three months ended March 31, 2019 and was primarily attributable to proceeds from related party advances of $9,690.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EXHIBIT INDEX

Exhibit No. Description

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit	Description

31.1*	Certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification under Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification under Section 906 of Sarbanes-Oxley Act of 2002
101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSTADS, INC.

Date: May 20, 2019	By:	/s/ Kenneth T. Moore
Kenneth T. Moore
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 20, 2019	By:	/s/ Colm J. King
Colm J. King
Chief Financial Officer
(Principal Accounting Officer)

