Form 10-Q
period 2019-06-30
PostAds, Inc.
filed 2019-08-16
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 16, 2019, there were 40,036,400 outstanding shares of the Registrant’s Common Stock at $.001 par value and 2,000,000 outstanding shares of the Registrant’s Series A Preferred Stock at $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE None

PostAds, Inc.

Form 10-Q

For the quarterly period ended June 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PostAds, Inc.

Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$214	$3
Prepaid stock based officer compensation	3,500	10,500

Total Current Assets	3,714	10,503

Computer equipment, net	112	225

Total Assets	$3,826	$10,728

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$-	$4
Accrued liabilities	15,429	20,173
Advances payable - officer	105,550	88,150
Loan payable - related party	20,000	20,000
Accrued officers’ salaries payable	312,625	256,125

Total Current Liabilities	453,604	384,452

Total Liabilities	453,604	384,452

Commitments and contingencies (Note 10)

Stockholders’ Equity (Deficit)
Series A Preferred stock: 10,000,000 shares authorized; $0.001 par value, 2,000,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	2,000	2,000
Common stock: 90,000,000 shares authorized; $0.001 par value, 40,036,400 and 33,036,400 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	40,036	33,036
Common stock issuable: 0 and 7,000,000 shares to be issued at June 30, 2019 and December 31, 2018, respectively	-	7,000
Additional paid in capital	1,938,684	1,938,684
Accumulated deficit	(2,430,498)	(2,354,444)

Total Stockholders’ Equity (Deficit)	(449,778)	(373,724)

Total Liabilities and Stockholders´ Equity (Deficit)	$3,826	$10,728

The accompanying unaudited notes are an integral part of these unaudited financial statements

PostAds, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$47	$33	$49	$47

Operating Expenses
Officer Compensation	31,750	28,250	63,500	56,500
General and Administrative	9,561	8,811	11,603	42,579

Total Operating Expenses	41,311	37,061	75,103	99,079

Operating Loss	(41,264)	(37,028)	(75,054)	(99,032)

Other Expense
Interest Expense	(500)	(500)	(1,000)	(1,000)
Total Other Expense	(500)	(500)	(1,000)	(1,000)

Net Loss	$(41,764)	$(37,528)	$(76,054)	$(100,032)

Basic and Diluted Loss per Share attributable to common stockholders:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Shares Outstanding attributable to common stockholders:	40,036,400	33,036,400	40,036,400	33,036,400

The accompanying unaudited notes are an integral part of these unaudited financial statements

PostAds, Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months and Six Months Ended June 30, 2019 and 2018

(unaudited)

			Common Stock				Total
	Series A		and Common Stock		Additional		Stockholders’
	Preferred Stock		to be issued		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2018	2,000,000	$2,000	40,036,400	$40,036	$1,938,684	$(2,354,444)	$(373,724)

Net loss for the three months ended March 31, 2019	-	-	-	-	-	(34,290)	(34,290)

Balance March 31, 2019	2,000,000	$2,000	40,036,400	$40,036	$1,938,684	$(2,388,734)	$(408,014)

Net loss for the three months ended June 30, 2019	-	-	-	-	-	(41,764)	(41,764)

Balance June 30, 2019	2,000,000	$2,000	40,036,400	$40,036	$1,938,684	$(2,430,498)	$(449,778)

Balance December 31, 2017	2,000,000	$2,000	33,036,400	$33,036	$1,931,684	$(2,180,678)	$(213,958)

Net loss for the three months ended March 31, 2018	-	-	-	-	-	(62,504)	(62,504)

Balance March 31, 2018	2,000,000	$2,000	33,036,400	$33,036	$1,931,684	$(2,243,182)	$(276,462)

Net loss for the three months ended June 30, 2018	-	-	-	-	-	(37,528)	(37,528)

Balance June 30, 2018	2,000,000	$2,000	33,036,400	$33,036	$1,931,684	$(2,280,710)	$(313,990)

The accompanying unaudited notes are an integral part of these unaudited financial statements

PostAds, Inc.

Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(76,054)	$(100,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	113	321
Amortization of prepaid stock based officer compensation	7,000	-
Changes in assets and liabilities:
Prepaid expenses and deposits	-	325
Accrued liabilities	(4,744)	701
Accrued officer’s salaries	56,500	56,500
Net Cash Used In Operating Activities	(17,185)	(42,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(4)	(1)
Advances payable - officer	17,400	42,196
Net Cash Provided By Financing Activities	17,396	42,195

NET INCREASE IN CASH	211	10

CASH AT BEGINNING OF PERIOD	3	-

CASH AT END OF PERIOD	$214	$10

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying unaudited notes are an integral part of these unaudited financial statements

PostAds, Inc.

Notes to the Financial Statements

June 30, 2019

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

NOTE 2 - BASIS OF PRESENTATION

Unaudited Interim Financial Information

The accompanying balance sheet as of June 30, 2019, the related statements of operations for the three and six months ended June 30, 2019 and 2018 and the related statements of cash flows and the statement of changes in stockholders’ equity (deficit) for the six months ended June 30, 2019 and 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and with the instructions to Regulation S-X for interim financial information, which, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of June 30, 2019, results of operations for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018. The financial data and the other information disclosed in these notes to the financial statements related to the three and six month periods are unaudited. The unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018. The results of operations for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - GOING CONCERN AND MANAGEMENT PLANS

The accompanying unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,430,498, $449,778 and $449,890, respectively, at June 30, 2019 and for the six months ended June 30, 2019 the Company had a net loss and net cash used in operating activities of $76,054 and $17,185, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

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

June 30, 2019

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

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2019 and December 31, 2018, there were no cash equivalents.

Net Loss per Common Share - Net loss per common share is computed pursuant to section 260-10 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive common stock equivalents during each period. For the three and six month periods ended June 30, 2018 and 2019, there were no potentially dilutive common stock equivalents.

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

PostAds, Inc.

Notes to the Financial Statements

June 30, 2019

(unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2019, nor gains or losses that were reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at June 30, 2019 and December 31, 2018.

Reclassification – for the three and six months ended June 30, 2019 and 2018, $500 and $1,000, respectively, of interest expenses were reclassified from General and Administrative expenses to Other Income (Expense) to conform to the 2019 presentation in the statements of operations. These amounts are immaterial to the Total Operating Expenses in the financial statements.

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

PostAds, Inc.

Notes to the Financial Statements

June 30, 2019

(unaudited)

NOTE 5 – COMPUTER EQUIPMENT

Computer equipment consisted of the following at:

	Estimated useful lives	June 30, 2019	December 31, 2018
Computer equipment	3 years	$1,923	$1,923
Less: Accumulated depreciation		(1,811)	(1,698)
Net		$112	$225

Depreciation expense on computer equipment was $113 and $321 for the six months ended June 30, 2019 and 2018, respectfully.

NOTE 6 – LIABILITIES

Accrued liabilities - consisted of the following at:

	June 30, 2019	December 31, 2018
Accrued website consulting fees	$5,000	$5,000
Accrued professional accounting fees	2,575	7,519
Accrued administrative fees	2,454	2,454
Accrued interest	5,250	4,250
Accrued filing fees	150	950
Total accrued liabilities	$15,429	$20,173

Accrued officers’ salaries payable - consisted of the following at:

	June 30, 2019	December 31, 2018
Accrued officers’ salaries	$312,625	$256,125

See Note 10 for details of accrued officers’ salaries.

NOTE 7 – ADVANCES

Advances payable – officer - consisted of the following at:

	June 30, 2019	December 31, 2018
Advances payable - officer	$105,550	$88,150

Advances payable – officer represents non-interest bearing advances to the Company by the Company’s Chief Executive Officer, utilized to pay general and administrative expenses. $17,868 was advanced during the six months ended June 30, 2019 while $468 was repaid.

NOTE 8 – LOAN PAYABLE

Loan payable – related party - consisted of the following at:

	June 30, 2019	December 31, 2018
Loan payable - related party	$20,000	$20,000

On November 16, 2016, we borrowed the sum of $20,000 from our stockholder Florence Weiss who is the mother of Steve Weiss, a principal shareholder and a related party of the Company. The note bears interest at the rate of 10% per annum, was originally due on or before November 16, 2018, was extended for an additional year and is now due on November 16, 2019. Accrued interest of $5,250 and $4,250 for this loan has been recorded as part of accrued liabilities (see Note 6) at June 30, 2019 and at December 31, 2018, respectively.

PostAds, Inc.

Notes to the Financial Statements

June 30, 2019

(unaudited)

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

On August 18, 2015, the Company entered into an agreement with Oceanside Equities, Inc., a Florida corporation controlled by our stockholder, Vincent Beatty. This agreement provides that we will pay Oceanside Equities 998,000 shares of our common stock for consulting services. On August 18, 2015, we issued the 998,000 shares of common stock to Oceanside Equities, Inc. as required by the agreement. We valued these shares at the price of $.05 per share or an aggregate price of $49,900 which was expensed over the service period through August 2016. Oceanside Equities, Inc. did not provide the services required by the agreement and on August 14, 2016, the 998,000 common shares issued to Oceanside Equities were cancelled. (See Note 10 – Legal Proceedings)

On November 15, 2018, the Company resolved to issue 5,000,000 shares of common stock to Kenneth T. Moore, our President, Chief Executive Officer and Sole Director, as additional consideration for services in the amount of $10,000 to be rendered to us during the period from October 1, 2018 to September 30, 2019. The 5,000,000 shares, valued at $0.002 per share resulting in a total value of $10,000 for financial accounting purposes with the total amount to be expensed over the term of the services provided through September 30, 2019. $2,500 of the total stock value of $10,000 was expensed in 2018, $5,000 was expensed during the six month period ended June 30, 2019 with the remaining $2,500 value to be expensed in 2019. The 5,000,000 shares had not been issued as of December 31, 2018 and had been recorded as Common stock to be issued on the Company’s balance sheet as of December 31, 2018. The 5,000,000 shares were issued during the three month period ended March 31, 2019.

On November 15, 2018, the Company resolved to renew the agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional year commencing on October 1, 2018. Pursuant to the terms of the one (1) year renewal, the Company will issue 2,000,000 shares of common stock valued at $0.002 per share resulting in a total value of $4,000 for financial accounting purposes with the total amount to be expensed over the term of the renewal period through September 30, 2019. $1,000 of the total stock value of $4,000 was expensed in 2018, $2,000 was expensed during the six month period ended June 30, 2019 with the remaining $1,000 value to be expensed in 2019. The 2,000,000 shares had not been issued as of December 31, 2018 and had been recorded as Common stock to be issued on the Company’s balance sheet as of December 31, 2018. The 2,000,000 shares were issued during the three month period ended March 31, 2019.

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

Employment Agreements

On December 28, 2015, the Company entered into an agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for a term of two (2) years at an annual salary of $65,000. On October 1, 2017, the Company renewed its agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for an additional two (2) year term commencing December 28, 2017 at the same annual salary of $65,000. As of June 30, 2019 and December 31, 2018, the Company had not yet paid $180,625 and $148,125, respectively, of Mr. Moore’s salary and these amounts are included in accrued officers’ salaries payable at June 30, 2019 and December 31, 2018 (see Note 6).

PostAds, Inc.

Notes to the Financial Statements

June 30, 2019

(unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

On November 15, 2018, the Company resolved to issue 5,000,000 shares of common stock to Kenneth T. Moore, our President, Chief Executive Officer and Sole Director, as additional consideration for services in the amount of $10,000 to be rendered to us during the period from October 1, 2018 to September 30, 2019. The 5,000,000 shares, valued at $0.002 per share resulting in a total value of $10,000 for financial accounting purposes with the total amount to be expensed over the term of the services provided through September 30, 2019. $2,500 of the total stock value of $10,000 was expensed in 2018, $5,000 was expensed during the six month period ended June 30, 2019 in with the remaining $2,500 value to be expensed from August through September 2019.

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer. Pursuant to the terms of the one (1) year agreement, the Company will pay aggregate consideration of $48,000 in cash and issued 1,000,000 shares of common stock on October 1, 2016, valued at the contemporaneous private placement offering price of $0.10 per share resulting in a total value of $100,000 for financial accounting purposes with the total amount to be expensed over the terms of the agreement through September 30, 2017. On October 1, 2017, the Company renewed its agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional one (1) year term commencing October 1, 2017 at the same annual salary of $48,000. On November 15, 2018, the Company resolved to renew the agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional year commencing on October 1, 2018. Pursuant to the terms of the one (1) year renewal, the Company will pay aggregate consideration of $52,000, consisting of $48,000 in cash and issue 2,000,000 shares of common stock valued at the nominal price of $0.002 per share resulting in a total value of $4,000 for financial accounting purposes with the total amount to be expensed over the term of the renewal period through September 30, 2019. As of June 30, 2019 and December 31, 2018, the Company had not yet paid $132,000 and $108,000, respectively, of Mr. King’s salary and these amounts are included in accrued officers’ salaries payable at June 30, 2019 and December 31, 2018 (see Note 6). $1,000 of the total stock value of $4,000 was expensed in 2018, $2,000 was expensed during the six month period ended June 30, 2019 with the remaining $1,000 value to be expensed from August through September 2019.

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

As of June 30, 2019, other than the above-mentioned complaint, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

PostAds, Inc.

Notes to the Financial Statements

June 30, 2019

(unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS

Accrued officers’ salaries payable in the amounts of $312,625 and $256,125 are recorded on the Company’s books at June 30, 2019 and December 31, 2018, respectively. (See Note 6 – LIABILITIES)

Advances payable – officer in the amounts of $105,550 and $88,150 are recorded on the Company’s books at June 30, 2019 and December 31, 2018, respectively. (See Note 7 – ADVANCES)

Loan payable – related party in the amount of $20,000 is recorded on the Company’s books at June 30, 2019 and December 31, 2018. (See Note 8 – LOANS PAYABLE)

On October 1, 2017, the Company renewed its agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for an additional two (2) year term commencing December 28, 2017 at the same annual salary of $65,000. (See Note 10 – COMMITMENTS AND CONTINGENCIES - Employment Agreements)

On November 15, 2018, the Company resolved to renew the agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional year commencing on October 1, 2018. Pursuant to the terms of the one (1) year renewal, the Company will pay aggregate consideration of $52,000, consisting of $48,000 in cash and issue 2,000,000 shares of common stock. (See Note 10 – COMMITMENTS AND CONTINGENCIES - Employment Agreements)

NOTE 12 - SUBSEQUENT EVENTS

During the period from July 1, 2019 through August 15, 2019, the Company’s Chief Executive Officer advanced $8,645 to the Company to pay general and administrative expenses.

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

Business Development

We completed our initial website in August of 2015 and completed enhanced features of our site in April of 2016. Since our inception, we have placed over 22,191 free ads and obtained 6,306 registered users of the Post Ads marketplace. We plan to convert our registered users into paying users by offering enhanced listings to increase the visibility of the ad. Because we offer free ads in all categories other than employment and personal, we expect our registered user base and product and service offerings to continually increase over time.

Our key activities to date include: (i) development of the business plan and plan of operations for the Post Ads Marketplace; (ii) development of the retail and fee-for-service features of the Post Ads Marketplace (iii) development of the auction platform of the Post Ads Marketplace; (iv) creation of our classified ad categories and features for the Post Ads Marketplace; (v) entering into an agreement with our website developer; (vi) creating features allowing visitors to become registered users of our online marketplace (vii) setting up our initial website to generate registered users, (viii) obtaining 6,306 registered users, (ix) placing more than 22,191 ads without charge and screening the ads prior to placement to ensure compliance with our terms of service, and (x) completing our website and enhancing its features including functionality and security features.

The PostAds Marketplace

Our marketplace is structured so that we offer sellers free listings in all categories other than employment and personal ads so that we can continuously increase our registered users. As the number of visitors for free product and service listings grows, the PostAds marketplace will become an attractive platform for sellers and other businesses seeking to purchase listing enhancements and advertising for their products and services. For sellers of goods and services, our goal is to provide the most effective and economical posting of ads on the internet. Sellers can post classified ads for free for products and services. All users of the site can view all posted ads without charge. Because we are an internet based business, our success depends upon attracting visitors to our site. To date, we have placed over 22,191 ads without charge on the PostAds Marketplace. This resulted in 6,306 registered non-paying users. Because the product and service ads are free, we expect to generate a large inventory of ads. After the inventories of ads are generated, we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

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

From October 1, 2016, through June 30, 2019, our core team has devoted their time and effort to accomplishing the following overview of the developments, security, enhancements and compliance matters by quarter that have postured PostAds to raise the necessary capital for the successful execution of its marketing strategy and plan and become a competitive online classified Company:

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

1st and 2nd Quarters 2019

Developments / Enhancements

Enhance email inputs

Expand Browsing Filters to handle additional matters

Storefront: enhance Custom Pages

Additional Profile Pictures

Security

Maintenance upgrades

Compliance

Financial and compliance preparation

Company SEC filings

Listing Categories

Our platform offers the following four listing categories:

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

Auctions

We believe a key advantage of our auction service over other services is that we offer auction ads without charge and we do not impose a final fee for auctioned items. We offer sellers using our auction feature, the ability to purchase premium placement, ad enhancements and advertisements of their items. Our marketplace provides sellers with three types of auctions:

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

We plan to also conduct the following marketing activity:

●	We completed our initial email marketing and print materials targeting retail store front owners in April of 2016, and plan to deliver these materials beginning September of 2019 and use this as an ongoing method of marketing.

●	We started social media postings using Facebook in July of 2016. We plan to launch social media campaigns on Twitter, Facebook, Linked-in and other websites to create recognition of our market place and drive traffic to our website beginning September of 2019, and use this as an ongoing form of marketing.

●	We completed our initial email marketing and print materials targeting service providers for our fee-for-service store fronts in May of 2016, and plan to deliver these materials beginning September of 2019 and use this as an ongoing form of marketing.

●	Beginning September of 2019 we plan to establish Google AdWords and search engine optimization campaigns to drive traffic to our website.

●	Beginning September of 2019, we plan to develop email marketing and print materials to attract potential advertisers to our website.

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

The accompanying unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,430,498, $449,778 and $449,890, respectively, at June 30, 2019 and for the six months ended June 30, 2019 the Company had a net loss and net cash used in operating activities of $76,054 and $17,185, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results and comparison of the three month periods ended June 30, 2019 and 2018

The Company had minimal revenues of $47 and $33 for the three month periods ended June 30, 2019 and 2018, respectively, since we had not yet initiated our sales and marketing programs and we had allocated a substantial portion of our time and investment to the completion of our development activities required in order to launch our marketing plan. With the commencement of our advertising and marketing programs anticipated during the third and fourth quarters of 2019, we expect the number of visitors for free product and service listings to increase and we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

Operating expenses were $41,311 and $37,061 for the three month periods ended June 30, 2019 and 2018, respectively.

Operating expenses consisted of $31,750 of officer compensation and $9,561 of general and administration expenses for the three month period ended June 30, 2019. Operating expenses consisted of $28,250 of officer compensation and $9,261 of general and administration expenses for the three month period ended June 30, 2018.

Interest expense was $500 for each of the three month periods ended June 30, 2019 and 2018.

The Company had net losses of $41,764 and $37,528 for the three month periods ended June 30, 2019 and 2018, respectively.

Based on 40,036,400 weighted average shares outstanding for the three months ended June 30, 2019, the loss per share was ($0.00).

Results and comparison of the six month periods ended June 30, 2019 and 2018

The Company had minimal revenues of $49 and $47 for the six month periods ended June 30, 2019 and 2018, respectively, since we had not yet initiated our sales and marketing programs and we had allocated a substantial portion of our time and investment to the completion of our development activities required in order to launch our marketing plan. The nominal revenue of $49 for the six month period ended June 30, 2019 is the result of users purchasing ad enhancements, even though we had not yet initiated our marketing programs. Our marketplace is structured so that we offer sellers free listings in all categories other than employment and personal ads so that we can continuously increase our registered users. With the commencement of our advertising and marketing programs during the third and fourth quarters of 2019, we expect the number of visitors for free product and service listings to increase and we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services. The PostAds marketplace will become an attractive platform for sellers and other businesses seeking to purchase listing enhancements and advertising for their products and services. Because we are an internet based business, our success depends upon attracting visitors to our site. To date, we have placed over 22,191 ads without charge on the PostAds Marketplace. This resulted in 6,306 registered non-paying users. Because the product and service ads are free, we expect to generate a large inventory of ads. After the inventories of ads are generated, we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

Operating expenses were $75,103 and $99,079 for the six month periods ended June 30, 2019 and 2018, respectively.

Operating expenses for the six month period ended June 30, 2019 consisted of $63,500 of officer compensation and $11,603 of general and administration expenses. Operating expenses for the six month period ended June 30, 2018 consisted of $56,500 of officer compensation and $42,579 of general and administration expenses. General and administration expenses were higher during the six month period ended June 30, 2018 since they included approximately $30,000 for accounting and filing fees paid to bring the Company current with its regulatory filings.

Interest expense was $1,000 for each of the six month periods ended June 30, 2019 and 2018.

The Company had net losses of $76,054 and $100,032 for the six month periods ended June 30, 2019 and 2018, respectively.

Based on 40,036,400 weighted average shares outstanding for the six months ended June 30, 2019, the loss per share was ($0.00).

Liquidity and Capital Reserves

Sources of Liquidity

For the six month period ending June 30, 2019, we generated revenues of $49 from our business operations. We funded our working capital requirements through non-interest bearing advances of $17,400 to the Company by the Company’s Chief Executive Officer, utilized to pay general and administrative expenses.

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

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was $17,185 in the six months ended June 30, 2019, primarily as a result of the net loss of $76,054 offset by accrued officer’s salaries of $56,500 and amortization of prepaid stock based officer compensation of $7,000.

Net cash used in operating activities was $42,185 in the six months ended June 30, 2018, primarily as a result of the net loss of $100,032 offset by accrued officer’s salaries of $56,500.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 in the six month periods ended June 30, 2019 and 2018.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $17,396 in the six months ended June 30, 2019 and was attributable to proceeds from related party advances.

Net cash provided by financing activities was $42,195 in the six months ended June 30, 2018 and was attributable to proceeds from related party advances.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

POSTADS, INC.

Date: August 16, 2019	By:	/s/ Kenneth T. Moore
Kenneth T. Moore
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 16, 2019	By:	/s/ Colm J. King
Colm J. King Chief Financial Officer
(Principal Accounting Officer)

