Form 10-Q
period 2019-09-30
PostAds, Inc.
filed 2019-11-14
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 13, 2019, there were 40,036,400 outstanding shares of the Registrant’s Common Stock at $.001 par value and 2,000,000 outstanding shares of the Registrant’s Series A Preferred Stock at $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE None

PostAds, Inc.

Form 10-Q

For the quarterly period ended September 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PostAds, Inc.

Balance Sheets

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets
Cash	$555	$3
Prepaid stock based officer compensation	-	10,500

Total Current Assets	555	10,503

Computer equipment, net	56	225

Total Assets	$611	$10,728

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$-	$4
Accrued liabilities	16,232	20,173
Advances payable - officer	114,695	88,150
Loan payable - related party	20,000	20,000
Accrued officers’ salaries payable	340,875	256,125

Total Current Liabilities	491,802	384,452

Total Liabilities	491,802	384,452

Commitments and contingencies (Note 10)

Stockholders’ Equity (Deficit)
Series A Preferred stock: 10,000,000 shares authorized; $0.001 par value, 2,000,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	2,000	2,000
Common stock: 90,000,000 shares authorized; $0.001 par value, 40,036,400 and 33,036,400 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	40,036	33,036
Common stock issuable: 0 and 7,000,000 shares to be issued at September 30, 2019 and December 31, 2018, respectively	-	7,000
Additional paid in capital	1,938,684	1,938,684
Accumulated deficit	(2,471,911)	(2,354,444)

Total Stockholders’ Equity (Deficit)	(491,191)	(373,724)

Total Liabilities and Stockholders´ Equity (Deficit)	$611	$10,728

The accompanying unaudited notes are an integral part of these unaudited financial statements

PostAds, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues	$6	$2	$55	$49

Operating Expenses
Officer Compensation	31,750	28,250	95,250	84,750
General and Administrative	9,169	7,438	20,772	50,017

Total Operating Expenses	40,919	35,688	116,022	134,767

Operating Loss	(40,913)	(35,686)	(115,967)	(134,718)

Other Expense
Interest Expense	(500)	(500)	(1,500)	(1,500)
Total Other Expense	(500)	(500)	(1,500)	(1,500)

Net Loss	$(41,413)	$(36,186)	$(117,467)	$(136,218)

Basic and Diluted Loss per Share attributable to common stockholders:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Shares Outstanding attributable to common stockholders:	40,036,400	33,036,400	40,036,400	33,036,400

The accompanying unaudited notes are an integral part of these unaudited financial statements

PostAds, Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months and Nine Months Ended September 30, 2019 and 2018

(unaudited)

	Series A Preferred Stock		Common Stock and Common Stock to be issued		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2018	2,000,000	$2,000	40,036,400	$40,036	$1,938,684	$(2,354,444)	$(373,724)

Net loss for the three months ended March 31, 2019	-	-	-	-	-	(34,290)	(34,290)

Balance March 31, 2019	2,000,000	$2,000	40,036,400	$40,036	$1,938,684	$(2,388,734)	$(408,014)

Net loss for the three months ended June 30, 2019	-	-	-	-	-	(41,764)	(41,764)

Balance June 30, 2019	2,000,000	$2,000	40,036,400	$40,036	$1,938,684	$(2,430,498)	$(449,778)

Net loss for the three months ended September 30, 2019	-	-	-	-	-	(41,413)	(41,413)

Balance September 30, 2019	2,000,000	$2,000	40,036,400	$40,036	$1,938,684	$(2,471,911)	$(491,191)

Balance December 31, 2017	2,000,000	$2,000	33,036,400	$33,036	$1,931,684	$(2,180,678)	$(213,958)

Net loss for the three months ended March 31, 2018	-	-	-	-	-	(62,504)	(62,504)

Balance March 31, 2018	2,000,000	$2,000	33,036,400	$33,036	$1,931,684	$(2,243,182)	$(276,462)

Net loss for the three months ended June 30, 2018	-	-	-	-	-	(37,528)	(37,528)

Balance June 30, 2018	2,000,000	$2,000	33,036,400	$33,036	$1,931,684	$(2,280,710)	$(313,990)

Net loss for the three months ended September 30, 2018	-	-	-	-	-	(36,186)	(36,186)

Balance September 30, 2018	2,000,000	$2,000	33,036,400	$33,036	$1,931,684	$(2,316,896)	$(350,176)

The accompanying unaudited notes are an integral part of these unaudited financial statements

PostAds, Inc.

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(117,467)	$(136,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	169	481
Amortization of prepaid stock based officer compensation	10,500	-
Changes in assets and liabilities:
Prepaid expenses and deposits	-	1,588
Accrued liabilities	(3,941)	(95)
Accrued officer’s salaries	84,750	84,750
Net Cash Used In Operating Activities	(25,989)	(49,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(4)	(10)
Proceeds from advances payable - officer	30,013	49,511
Repayments of advances payable - officer	(3,468)	-
Net Cash Provided By Financing Activities	26,541	49,501

NET INCREASE IN CASH	552	7

CASH AT BEGINNING OF PERIOD	3	-

CASH AT END OF PERIOD	$555	$7

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying unaudited notes are an integral part of these unaudited financial statements

PostAds, Inc.

Notes to the Financial Statements

September 30, 2019

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

NOTE 2 - BASIS OF PRESENTATION

Unaudited Interim Financial Information

The accompanying balance sheet as of September 30, 2019, the related statements of operations and the statement of changes in stockholders’ equity (deficit) for the three and nine months ended September 30, 2019 and 2018 and the related statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and with the instructions to Regulation S-X for interim financial information, which, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of September 30, 2019, results of operations for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. The financial data and the other information disclosed in these notes to the financial statements related to these three and nine month periods are unaudited. The unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018. The results of operations for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - GOING CONCERN AND MANAGEMENT PLANS

The accompanying unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,471,911, $491,191 and $491,247, respectively, at September 30, 2019 and for the nine months ended September 30, 2019 the Company had a net loss and net cash used in operating activities of $117,467 and $25,989, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

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

September 30, 2019

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

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2019 and December 31, 2018, there were no cash equivalents.

Earnings (Loss) Per Share -. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive common stock equivalents during each period. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three and nine month periods ended September 30, 2019 and 2018, there were no potentially dilutive common stock equivalents.

Computer Equipment - Computer equipment is recorded at cost. Depreciation is recognized using the straight-line method in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives. Repairs and maintenance are charged to operations as incurred.

PostAds, Inc.

Notes to the Financial Statements

September 30, 2019

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

PostAds, Inc.

Notes to the Financial Statements

September 30, 2019

(unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2019, nor gains or losses that were reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at September 30, 2019 and December 31, 2018.

Reclassification – for the three and nine months ended September 30, 2019 and 2018, $500 and $1,500, respectively, of interest expenses were reclassified from General and Administrative expenses to Other Income (Expense) to conform to the 2019 presentation in the statements of operations. These amounts are immaterial to the Total Operating Expenses in the financial statements.

Recent Accounting Pronouncements

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

PostAds, Inc.

Notes to the Financial Statements

September 30, 2019

(unaudited)

NOTE 5 – COMPUTER EQUIPMENT

Computer equipment consisted of the following at:

	Estimated useful lives	September 30, 2019	December 31, 2018
Computer equipment	3 years	$1,923	$1,923
Less: Accumulated depreciation		(1,867)	(1,698)
Net		$56	$225

Depreciation expense on computer equipment was $169 and $481 for the nine months ended September 30, 2019 and 2018, respectfully.

NOTE 6 – LIABILITIES

Accrued liabilities - consisted of the following at:

	September 30, 2019	December 31, 2018
Accrued website consulting fees	$5,000	$5,000
Accrued professional accounting fees	3,028	7,519
Accrued administrative fees	2,454	2,454
Accrued interest	5,750	4,250
Accrued filing fees	0	950
Total accrued liabilities	$16,232	$20,173

Accrued officers’ salaries payable - consisted of the following at:

	September 30, 2019	December 31, 2018
Accrued officers’ salaries	$340,875	$256,125

See Note 10 for details of accrued officers’ salaries.

NOTE 7 – ADVANCES

Advances payable – officer - consisted of the following at:

	September 30, 2019	December 31, 2018
Advances payable - officer	$114,695	$88,150

Advances payable – officer represents non-interest bearing advances to the Company by the Company’s Chief Executive Officer, utilized to pay general and administrative expenses. $30,013 was advanced during the nine months ended September 30, 2019 while $3,468 was repaid.

PostAds, Inc.

Notes to the Financial Statements

September 30, 2019

(unaudited)

NOTE 8 – LOAN PAYABLE

Loan payable – related party - consisted of the following at:

	September 30, 2019	December 31, 2018
Loan payable - related party	$20,000	$20,000

On November 16, 2016, we borrowed the sum of $20,000 from our stockholder Florence Weiss who is the mother of Steve Weiss, a principal shareholder and a related party of the Company. The note bears interest at the rate of 10% per annum, was originally due on or before November 16, 2018, was extended for an additional year and is now due on November 16, 2019. Accrued interest of $5,750 and $4,250 for this loan has been recorded as part of accrued liabilities (see Note 6) at September 30, 2019 and at December 31, 2018, respectively.

NOTE 9 - STOCKHOLDERS DEFICIT

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

On August 18, 2015, the Company entered into an agreement with Oceanside Equities, Inc., a Florida corporation controlled by our stockholder, Vincent Beatty. This agreement provides that we will pay Oceanside Equities 998,000 shares of our common stock for consulting services. On August 18, 2015, we issued the 998,000 shares of common stock to Oceanside Equities, Inc. as required by the agreement. We valued these shares at the price of $.05 per share or an aggregate price of $49,900 which was expensed over the service period through August 2016. Oceanside Equities, Inc. did not provide the services required by the agreement and on August 14, 2016, the 998,000 common shares issued to Oceanside Equities were cancelled. (See Note 10 – Legal Proceedings)

On November 15, 2018, the Company resolved to issue 5,000,000 shares of common stock to Kenneth T. Moore, our President, Chief Executive Officer and Sole Director, as additional consideration for services in the amount of $10,000 to be rendered to us during the period from October 1, 2018 to September 30, 2019. The 5,000,000 shares, valued at $0.002 per share resulting in a total value of $10,000 for financial accounting purposes with the total amount to be expensed over the term of the services provided through September 30, 2019. $2,500 of the total stock value of $10,000 was expensed in 2018 with the remaining $7,500 value expensed during the nine month period ended September 30, 2019. The 5,000,000 shares had not been issued as of December 31, 2018 and had been recorded as Common stock to be issued on the Company’s balance sheet as of December 31, 2018. The 5,000,000 shares were issued during the three month period ended March 31, 2019.

On November 15, 2018, the Company resolved to renew the agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional year commencing on October 1, 2018. Pursuant to the terms of the one (1) year renewal, the Company will issue 2,000,000 shares of common stock valued at $0.002 per share resulting in a total value of $4,000 for financial accounting purposes with the total amount to be expensed over the term of the renewal period through September 30, 2019. $1,000 of the total stock value of $4,000 was expensed in 2018 with the remaining $3,000 value expensed during the nine month period ended September 30, 2019. The 2,000,000 shares had not been issued as of December 31, 2018 and had been recorded as Common stock to be issued on the Company’s balance sheet as of December 31, 2018. The 2,000,000 shares were issued during the three month period ended March 31, 2019.

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

September 30, 2019

(unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements

On December 28, 2015, the Company entered into an agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for a term of two (2) years at an annual salary of $65,000. On October 1, 2017, the Company renewed its agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for an additional two (2) year term commencing December 28, 2017 at the same annual salary of $65,000. As of September 30, 2019 and December 31, 2018, the Company had not yet paid $196,875 and $148,125, respectively, of Mr. Moore’s salary and these amounts are included in accrued officers’ salaries payable at September 30, 2019 and December 31, 2018 (see Note 6).

On November 15, 2018, the Company resolved to issue 5,000,000 shares of common stock to Kenneth T. Moore, our President, Chief Executive Officer and Sole Director, as additional consideration for services in the amount of $10,000 to be rendered to us during the period from October 1, 2018 to September 30, 2019. The 5,000,000 shares, valued at $0.002 per share resulting in a total value of $10,000 for financial accounting purposes with the total amount to be expensed over the term of the services provided through September 30, 2019. $2,500 of the total stock value of $10,000 was expensed in 2018 with the remaining $7,500 value expensed during the nine month period ended September 30, 2019.

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer. Pursuant to the terms of the one (1) year agreement, the Company will pay aggregate consideration of $48,000 in cash and issued 1,000,000 shares of common stock on October 1, 2016, valued at the contemporaneous private placement offering price of $0.10 per share resulting in a total value of $100,000 for financial accounting purposes with the total amount to be expensed over the terms of the agreement through September 30, 2017. On October 1, 2017, the Company renewed its agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional one (1) year term commencing October 1, 2017 at the same annual salary of $48,000. On November 15, 2018, the Company resolved to renew the agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional year commencing on October 1, 2018. Pursuant to the terms of the one (1) year renewal, the Company will pay aggregate consideration of $52,000, consisting of $48,000 in cash and issue 2,000,000 shares of common stock valued at the nominal price of $0.002 per share resulting in a total value of $4,000 for financial accounting purposes with the total amount to be expensed over the term of the renewal period through September 30, 2019. As of September 30, 2019 and December 31, 2018, the Company had not yet paid $144,000 and $108,000, respectively, of Mr. King’s salary and these amounts are included in accrued officers’ salaries payable at September 30, 2019 and December 31, 2018 (see Note 6). $1,000 of the total stock value of $4,000 was expensed in 2018 with the remaining $3,000 value expensed during the nine month period ended September 30, 2019.

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

As of September 30, 2019, other than the above-mentioned complaint, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

PostAds, Inc.

Notes to the Financial Statements

September 30, 2019

(unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS

Accrued officers’ salaries payable in the amounts of $340,875 and $256,125 are recorded on the Company’s books at September 30, 2019 and December 31, 2018, respectively. (See Note 6 – LIABILITIES)

Advances payable – officer in the amounts of $114,695 and $88,150 are recorded on the Company’s books at September 30, 2019 and December 31, 2018, respectively. (See Note 7 – ADVANCES)

Loan payable – related party in the amount of $20,000 is recorded on the Company’s books at September 30, 2019 and December 31, 2018. (See Note 8 – LOAN PAYABLE)

NOTE 12 - SUBSEQUENT EVENTS

During the period from October 1, 2019 through November 13, 2019, the Company’s Chief Executive Officer advanced $5,000 to the Company to pay general and administrative expenses.

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

Business Development

We completed our initial website in August of 2015 and completed enhanced features of our site in April of 2016. Since our inception, we have placed over 23,153 free ads and obtained 6,417 registered users of the Post Ads marketplace. We plan to convert our registered users into paying users by offering enhanced listings to increase the visibility of the ad. Because we offer free ads in all categories other than employment and personal, we expect our registered user base and product and service offerings to continually increase over time.

Our key activities to date include: (i) development of the business plan and plan of operations for the Post Ads Marketplace; (ii) development of the retail and fee-for-service features of the Post Ads Marketplace (iii) development of the auction platform of the Post Ads Marketplace; (iv) creation of our classified ad categories and features for the Post Ads Marketplace; (v) entering into an agreement with our website developer; (vi) creating features allowing visitors to become registered users of our online marketplace (vii) setting up our initial website to generate registered users, (viii) obtaining 6,417 registered users, (ix) placing more than 23,153 ads without charge and screening the ads prior to placement to ensure compliance with our terms of service, and (x) completing our website and enhancing its features including functionality and security features.

The PostAds Marketplace

Our marketplace is structured so that we offer sellers free listings in all categories other than employment and personal ads so that we can continuously increase our registered users. As the number of visitors for free product and service listings grows, the PostAds marketplace will become an attractive platform for sellers and other businesses seeking to purchase listing enhancements and advertising for their products and services. For sellers of goods and services, our goal is to provide the most effective and economical posting of ads on the internet. Sellers can post classified ads for free for products and services. All users of the site can view all posted ads without charge. Because we are an internet based business, our success depends upon attracting visitors to our site. To date, we have placed over 23,153 ads without charge on the PostAds Marketplace. This resulted in 6,417 registered non-paying users. Because the product and service ads are free, we expect to generate a large inventory of ads. After the inventories of ads are generated, we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

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

In November of 2016, we planned to establish Google AdWords and search engine optimization campaigns to drive traffic to our website and to develop email marketing and print materials to attract potential advertisers to our website. We now plan to establish Google AdWords and develop email marketing and print materials in the fourth quarter of 2019.

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

From October 1, 2016, through September 30, 2019, our core team has devoted their time and effort to accomplishing the following overview of the developments, security, enhancements and compliance matters by quarter that have postured PostAds to raise the necessary capital for the successful execution of its marketing strategy and plan and become a competitive online classified Company:

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

1st, 2nd and 3rd Quarters of 2019

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

Our initial marketing strategy involves converting our registered members to paying users. We plan to accomplish this by sending monthly newsletters with updates and company information. We started this for a brief period in July of 2016 and plan to begin sending newsletters with updates during the fourth quarter of 2019.

We plan to also conduct the following marketing activity as funding allows:

●

We completed our initial email marketing and print materials targeting retail store front owners in April of 2016, and plan to deliver these materials beginning and use this as an ongoing method of marketing.

●

We started social media postings using Facebook in July of 2016. We plan to launch social media campaigns on Twitter, Facebook, Linked-in and other websites to create recognition of our market place and drive traffic to our website and use this as an ongoing form of marketing.

●

We completed our initial email marketing and print materials targeting service providers for our fee-for-service store fronts in May of 2016, and plan to deliver these materials and use this as an ongoing form of marketing.

●	We plan to establish Google AdWords and search engine optimization campaigns to drive traffic to our website.

●	We plan to develop email marketing and print materials to attract potential advertisers to our website.

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

The accompanying unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,471,911, $491,191 and $491,247, respectively, at September 30, 2019 and for the nine months ended September 30, 2019 the Company had a net loss and net cash used in operating activities of $117,467 and $25,989, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

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

Results and comparison of the three month periods ended September 30, 2019 and 2018

The Company had minimal revenues of $6 and $2 for the three month periods ended September 30, 2019 and 2018, respectively, since we had not yet initiated our sales and marketing programs and we had allocated a substantial portion of our time and investment to the completion of our development activities required in order to launch our marketing plan. With the commencement of our advertising and marketing programs anticipated during the fourth quarter of 2019, we expect the number of visitors for free product and service listings to increase and we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

Operating expenses were $40,919 and $35,688 for the three month periods ended September 30, 2019 and 2018, respectively.

Operating expenses consisted of $31,750 of officer compensation and $9,169 of general and administration expenses for the three month period ended September 30, 2019. Operating expenses consisted of $28,250 of officer compensation and $7,438 of general and administration expenses for the three month period ended September 30, 2018.

Interest expense was $500 for each of the three month periods ended September 30, 2019 and 2018.

The Company had net losses of $41,413 and $36,186 for the three month periods ended September 30, 2019 and 2018, respectively.

Based on 40,036,400 weighted average shares outstanding for the three months ended September 30, 2019, the loss per share was ($0.00).

Results and comparison of the nine month periods ended September 30, 2019 and 2018

The Company had minimal revenues of $55 and $49 for the nine month periods ended September 30, 2019 and 2018, respectively, since we had not yet initiated our sales and marketing programs and we had allocated a substantial portion of our time and investment to the completion of our development activities required in order to launch our marketing plan. The nominal revenue of $55 for the nine month period ended September 30, 2019 is the result of users purchasing ad enhancements, even though we had not yet initiated our marketing programs. Our marketplace is structured so that we offer sellers free listings in all categories other than employment and personal ads so that we can continuously increase our registered users. With the commencement of our advertising and marketing programs during the fourth quarter of 2019, we expect the number of visitors for free product and service listings to increase and we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services. The PostAds marketplace will become an attractive platform for sellers and other businesses seeking to purchase listing enhancements and advertising for their products and services. Because we are an internet based business, our success depends upon attracting visitors to our site. To date, we have placed over 23,153 ads without charge on the PostAds Marketplace. This resulted in 6,417 registered non-paying users. Because the product and service ads are free, we expect to generate a large inventory of ads. After the inventories of ads are generated, we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

Operating expenses were $116,022 and $134,767 for the nine month periods ended September 30, 2019 and 2018, respectively.

Operating expenses for the nine month period ended September 30, 2019 consisted of $95,250 of officer compensation and $20,772 of general and administration expenses. Operating expenses for the nine month period ended September 30, 2018 consisted of $84,750 of officer compensation and $50,017 of general and administration expenses. General and administration expenses were higher during the nine month period ended September 30, 2018 since they included approximately $30,000 for accounting and filing fees paid to bring the Company current with its regulatory filings.

Interest expense was $1,500 for each of the nine month periods ended September 30, 2019 and 2018.

The Company had net losses of $117,467 and $136,218 for the nine month periods ended September 30, 2019 and 2018, respectively.

Based on 40,036,400 weighted average shares outstanding for the nine months ended September 30, 2019, the loss per share was ($0.00).

LIQUIDITY AND CAPITAL RESERVES

Sources of Liquidity

For the nine month period ending September 30, 2019, we generated revenues of $55 from our business operations. We funded our working capital requirements through non-interest bearing net advances of $26,545 to the Company by the Company’s Chief Executive Officer, utilized to pay general and administrative expenses.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $25,989 in the nine months ended September 30, 2019, primarily as a result of the net loss of $117,467 offset by accrued officer’s salaries of $84,750.

Net cash used in operating activities was $49,494 in the nine months ended September 30, 2018, primarily as a result of the net loss of $136,218 offset by accrued officer’s salaries of $84,750.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 in both the nine months ended September 30, 2019 and 2018.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $26,541 and $49,501 in the nine months ended September 30, 2019 and 2018, respectively, primarily attributable to proceeds from related party advances.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

POSTADS, INC.

Date: November 14, 2019	By:	/s/ Kenneth T. Moore
Kenneth T. Moore
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Colm J. King
Colm J. King Chief Financial Officer
(Principal Accounting Officer)

