Form 10-K
period 2019-12-31
PostAds, Inc.
filed 2020-04-13
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2019

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

As of June 28, 2019, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $602,000. Such aggregate market value was computed by reference to the last subscribed price of $.05 per share of Common Stock in an offering by the registrant.

As of April 13, 2020, there were 40,036,400 outstanding shares of the Registrant’s Common Stock at $.001 par value and 2,000,000 outstanding shares of the Registrant’s Series A Preferred Stock at $.001 par value.

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

Our principal executive office is located at 2332 NW 87th Drive, Coral Springs, Florida 33065 and our telephone number is 954-464-1642. Our website is located at www.PostAds.com.

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

We completed our initial website in August of 2015 and completed enhanced features of our site in April of 2016. Since our inception, we have placed over 24,600 free ads and obtained 6,922 registered users of the Post Ads marketplace.

We plan to convert our registered users into paying users by offering enhanced listings to increase the visibility of the ad. Because we offer free ads in all categories other than employment and personal, we expect our registered user base and product and service offerings to continually increase over time.

Our key activities to date include: (i) development of the business plan and plan of operations for the Post Ads Marketplace; (ii) development of the retail and fee-for-service features of the Post Ads Marketplace (iii) development of the auction platform of the Post Ads Marketplace; (iv) creation of our classified ad categories and features for the Post Ads Marketplace; (v) entering into an agreement with our website developer; (vi) creating features allowing visitors to become registered users of our online marketplace (vii) setting up our initial website to generate registered users, (viii) obtaining 6,922 registered users, (ix) placing more than 24,600 ads without charge and screening the ads prior to placement to ensure compliance with our terms of service, and (x) completing our website and enhancing its features including functionality and security features.

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

The PostAds Marketplace

Our marketplace is structured so that we offer sellers free listings in all categories other than employment and personal ads so that we can continuously increase our registered users. As the number of visitors for free product and service listings grows, the PostAds marketplace will become an attractive platform for sellers and other businesses seeking to purchase listing enhancements and advertising for their products and services. For sellers of goods and services, our goal is to provide the most effective and economical posting of ads on the internet. Sellers can post classified ads for free for products and services. All users of the site can view all posted ads without charge. Because we are an internet based business, our success depends upon attracting visitors to our site. To date, we have placed over 24,600 ads without charge on the PostAds Marketplace. This resulted in 6,922 registered non-paying users.

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

In November of 2016, we planned to establish Google AdWords and search engine optimization campaigns to drive traffic to our website and to develop email marketing and print materials to attract potential advertisers to our website. We now plan to establish Google AdWords and develop email marketing and print materials in the second half of 2020.

Executing our initial marketing strategy and plan was dependent upon raising sufficient capital through the placement of our common stock or issuance of debt securities. On September 22, 2015, the Company prepared an offering to raise capital in the amount of $200,000 by offering up to 4,000,000 shares of its common stock at $.05 per share, from which we sold 2,978,400 shares of common stock to nineteen (19) persons at the price of $.05 per share for aggregate proceeds of approximately $148,920. With the limited capital raised in the above offering we were able to execute our initial marketing strategy and plan, but management decided to postpone the continuation and initiation of the above programs until additional capital can be raised from the sale of our securities or financing can be secured. We anticipate having the ability to continue executing our marketing strategy and plan during the second half of 2020. The dates and details of our planned marketing activity and our milestones and enhancements completed to date are presented in detail in the Marketing section below.

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

From October 1, 2016, through December 31, 2019, our core team has devoted their time and effort to accomplishing the following overview of the developments, security, enhancements and compliance matters by quarter that have postured PostAds to raise the necessary capital for the successful execution of its marketing strategy and plan and become a competitive online classified Company:

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

Security

Removal of SQL injection vector

PayPal Chain Payments integration

Closed potential XSS vector

Compliance

Financial and compliance preparation

6

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

Additional Profile Pictures

Integrate real time review of free or uncategorized listings

Security

Credit card entry more sane when wrapping to new lines

PayPal Seller/Buyer info: Listing Edits

Maintenance upgrades

Automate weekly review for offensive, illicit or unwanted ads

Compliance

Financial and compliance preparation

Company current with SEC filings

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

Retail & Fee-For-Service Store Fronts

Our marketplace offers sellers of new and used goods and service providers the ability to create a unique user-friendly internet storefront without the hassle and time required to manage their own website.

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

Auctions

We believe a key advantages of our auction service over other services is that we offer auction ads without charge and we do not impose a final fee for auctioned items. We offer sellers using our auction feature, the ability to purchase premium placement, ad enhancements and advertisements of their items. Our marketplace provides sellers with three types of auctions:

●	Standard Auction. In standard actions, users bid against each other for individual or group items. Whatever is described within the details of the auction is what’s up for bid. At the end of the auction the highest bidder wins the item being auctioned.
●	Buy Now Action. In a Buy Now Action, a listing is placed. Within that listing there is be a Buy Now link that allows the Buyer to purchase the item for a set price established by the Seller.
●	Dutch Auction. In a Dutch Auction, Sellers list multiple items for sale and each bidder can win one or more of the total items listed with conditions designated by the Seller.

The auction feature is designed to generate revenue by charging users for enhancements to their listing such as featured item, top of listing, and banner ads etc.

Classified Ads

We offer classified ad postings into primary categories with subcategories. The primary categories are:

●	For Sale	●	Real Estate	●	Boats	●	RV’s	●	Autos
●	Classes	●	Pets	●	Jobs	●	Aviation	●	Services
●	Gigs	●	Community	●	Trucks	●	Personals	●	Motorcycles

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

● Ad-Ons. Ad-On are enhancements to listings such as colored text, graphics and icons. Fees for Ad-On range from $0.25 to $3.00 per item, and

● Premium Placement Fees. Premium placement fees allow a user to select optimum locations for their ad or listing such as top of the page or first listing of the category. Premium placement fees range between $1.00 and $3.00 depending upon location.

All transactions are processed through PayPal. We do not charge fees to purchasers on the PostAds marketplace.

The Chart below summarizes the ad enhancements we offer:

Type of Ad	Feature	Monthly Listing Fees
Retail Store Front	Allows users to create their own webpages/store front within our website to sell their own goods	$6.95
Service Store Front	Allows users to create their own webpages/store front within our website to sell their own services	$6.95
Auction Listing	Auction listings allow Sellers to offer goods in a bidding auction and include a buy now option.	$0
Classified Listings Other than Jobs & Personal Ads	Classified listings allow sellers to place goods and/or services under various categories.	$0
Paid Classified Categories Jobs & Personal Ads	Jobs & Personal Ads	$5.00 / month per listing

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

Our initial marketing strategy involves converting our registered members to paying users. We plan to accomplish this by sending monthly newsletters with updates and company information. We started this for a brief period in July of 2016 and plan to begin sending newsletters with updates during the second half of 2020.

We plan to also conduct the following marketing activity:

●	We completed our initial email marketing and print materials targeting retail store front owners in April of 2016, and plan to deliver these materials in the second half of 2020 and use this as an ongoing method of marketing.

●	We started social media postings using Facebook in July of 2016. We plan to launch social media campaigns on Twitter, Facebook, Linked-in and other websites to create recognition of our marketplace and drive traffic to our website beginning in the second half of 2020 and use this as an ongoing form of marketing.

●	We completed our initial email marketing and print materials targeting service providers for our fee-for-service store fronts in May of 2016, and plan to deliver these materials in the second half of 2020 and use this as an ongoing form of marketing.

●	In the second half of 2020 we plan to establish Google AdWords and search engine optimization campaigns to drive traffic to our website.

●	In the second half of 2020, we plan to develop email marketing and print materials to attract potential advertisers to our website.

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

Our ability to successfully operate our business and achieve our goals and strategies is subject to numerous risks including:

●	Because we do not have an audit or compensation committee, shareholders must rely on our two officers; Kenneth T. Moore, our Chief Executive Officer and President and Colm J. King, our Chief Financial Officer, who are not independent, to perform these functions.

●	Our Chief Executive Officer and director, Kenneth T. Moore has voting control over all matters submitted to a vote of our common stockholders because of his ownership as of March 29, 2019 of 25,000,000 common shares and 2,000,000 shares of Series A Preferred Stock that provide him with an aggregate of 100,000,000 votes, he holds 125,000,000 out of 140,036,400 votes representing 89.2% of the votes on all matters submitted to our stockholders, which prevents our minority shareholders from having the ability to control any of our corporate actions.

●	There is substantial doubt about our ability to continue as a going concern as a result of our limited operating history and financial resources, and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

●	We are an early stage company with no historical performance for you to base an investment decision upon.

●	We are dependent upon the sale of our securities to fund our operations.

●	If we are unable to generate sufficient revenues for our operating expenses we will need financing, which we may be unable to obtain.

●	We are dependent on our ability to convert free users of the PostAds Marketplace into paying customers.

●	Expenses required to operate as a public company will reduce funds available to develop our business.

●	Third parties can develop the same website portal we have which may negatively affect our revenues.

●	If we fail to develop our brand cost-effectively, our business may be adversely affected.

●	Our obligations as an SEC reporting company may require significant management time which will reduce the amount of time our sole officer and director can dedicate to our operations.

●	The offering price of the common shares being registered on behalf of the Selling Stockholders has been arbitrarily determined by us and bears no relationship to any criteria of value.

●	Our common stock is not currently quoted or listed and may never be quoted or listed by the OTC Markets or any other listing or quotation service and if listed, no market may ever develop for our common stock, or if developed, may not be sustained in the future.

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

●	The last day of our fiscal year during which we have had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every five (5) years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

●	The last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective IPO registration statement;

●	The date on which we have, during the previous three (3) year period, issued more than $1,000,000,000 in non-convertible debt; or

●	The date on which we are deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

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

For the years ended December 31, 2019 and 2018 we incurred net losses of $152,163 and $173,766, respectively. As a result, our independent registered public accounting firm has included an explanatory paragraph in their audit opinion that we may be unable to continue as a going concern. Our limited operating history and financial resources raises substantial doubt about our ability to continue as a going concern and our financial statements contain a going concern risk disclosure. Our financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

We are an early stage company with no historical performance for you to base an investment decision upon, and we may never become profitable.

We are an early stage company and as of the date of this filing, we have generated minimal revenue from operations. We have generated minimal revenue from operations since our inception. For the years ended December 31, 2019 and 2018 we incurred net losses of $152,163 and $173,766, respectively.

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

We have generated minimal revenue since inception. We will need to obtain additional financing in order to complete our business plan because we have not generated revenues from our operations. We do not have any arrangements for outside financing and we may be unable to locate financing on favorable terms or at all. For the years ended December 31, 2019 and 2018 we incurred net losses of $152,163 and $173,766, respectively. Because we lack historical financial data, including revenue data, our future revenues are unpredictable.

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

If we cannot generate revenues we will be unable to pay our operating expenses, which could cause us to suspend or cease operations. Our ability to generate revenues and operate profitability is dependent upon our ability to:

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

As of December 31, 2019, other than the above-mentioned complaint, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

Holders of Record

As of the close of business on April 13, 2020, there were approximately 28 stockholders of record of our common stock. The number of stockholders of record is based upon the actual number of holders registered on this date with our transfer agent.

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

Item 6. Selected Financial Data.

The tables and information below are derived from our audited financial statements for the years ended December 31, 2019 and 2018.

	At December 31,
Balance Sheet Summary	2019	2018

Cash	$7	$3

Prepaid Expenses	$-	$10,500

Computer Equipment, Net	$-	$225

Total Assets	$7	$10,728

Total Liabilities	$525,894	$384,452

Total Liabilities and Stockholders’ Equity (Deficit)	$7	$10,728

	Year Ended December 31,
Statement of Operations Summary	2019	2018

Revenue	$66	$50

Officer Compensation	$123,500	$116,500

General and Administrative Expenses	$26,729	$55,316

Interest Expense	$2,000	$2,000

Net Loss for the Year	$(152,163)	$(173,766)

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

The PostAds Marketplace is structured so that we offer sellers free listings in all categories other than employment and personal ads so that we can continuously increase our registered users. As the number of visitors for free product and service listings grows, the PostAds marketplace will become an attractive platform for sellers and other businesses seeking to purchase listing enhancements and advertising for their products and services. For sellers of goods and services, our goal is to provide the most effective and economical posting of ads on the internet. Sellers can post classified ads for free for products and services. All users of the site can view all posted ads without charge. Because we are an internet-based business, our success depends upon attracting visitors to our site. To date, we have placed over 24,600 ads without charge on the PostAds Marketplace. This resulted in 6,922 registered non-paying users.

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business As reflected in the accompanying financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,506,607, $525,887 and $525,887, respectively, at December 31, 2019 and for the year ended December 31, 2019, the Company had a net loss and net cash used in operating activities of $152,163 and $31,696, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results and comparison of the years ended December 31, 2019 and 2018

The Company had minimal revenues of $66 and $50 for the years ended December 31, 2019 and 2018, respectively, since we had not yet initiated our sales and marketing programs and we had allocated a substantial portion of our time and investment to the completion of our development activities required in order to launch our marketing plan. The nominal revenue of $66 for the year ended December 31, 2019 is the result of users purchasing ad enhancements, even though we had not yet initiated our marketing programs. Our marketplace is structured so that we offer sellers free listings in all categories other than employment and personal ads so that we can continuously increase our registered users. With the anticipated commencement of our advertising and marketing programs during the second half of 2020, we expect the number of visitors for free product and service listings to increase and we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services. The PostAds marketplace will become an attractive platform for sellers and other businesses seeking to purchase listing enhancements and advertising for their products and services. Because we are an internet based business, our success depends upon attracting visitors to our site. To date, we have placed over 24,600 ads without charge on the PostAds Marketplace. This resulted in 6,922 registered non-paying users. Because the product and service ads are free, we expect to generate a large inventory of ads. After the inventories of ads are generated, we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

Operating expenses were $150,229 and $171,816 for the years ended December 31, 2019 and 2018, respectively. Operating expenses for the year ended December 31, 2019 consisted of $123,500 of officer compensation and $26,729 of general and administration expenses. Operating expenses for the year ended December 31, 2018 consisted of $116,500 of officer compensation and $55,316 of general and administration expenses.

Interest expense was $2,000 for each of the years ended December 31, 2019 and 2018.

The Company had net losses of $152,163 and $173,766 for the years ended December 31, 2019 and 2018, respectively.

Based on 40,036,400 weighted average shares outstanding for the year ended December 31, 2019, the loss per share was ($0.00).

Liquidity and Capital Reserves

Sources of Liquidity

For the years ended December 31, 2019 and 2018 we generated revenues $66 and $50, respectively, from our business operations. We funded our working capital requirements primarily with non-interest-bearing advances to the Company by the Company’s Chief Executive Officer. These advances totaling $31,695 and $54,353 for the years ended December 31, 2019 and 2018, respectively, were utilized to pay general and administrative expenses.

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

Net Cash Used in Operating Activities for the years ended December 31, 2019 and 2018

Net cash used in operating activities was $31,696 in the year ended December 31, 2019, primarily as a result of the net loss of $152,163 offset with an increase in accrued officers’ salaries of $113,000.

Net cash used in operating activities was $54,344 in the year ended December 31, 2018, primarily as a result of the net loss of $173,766 offset with an increase in accrued officers’ salaries of $113,000.

Net Cash Used in Investing Activities for the years ended December 31, 2019 and 2018

Net cash used in investing activities was $0 in each of the years ended December 31, 2019 and 2018.

Net Cash Provided by Financing Activities for the years ended December 31, 2019 and 2018

Net cash provided by financing activities was $31,700 in the year ended December 31, 2019 consisting primarily of proceeds from related party advances.

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

On December 28, 2015, the Company entered into an agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for a term of two (2) years at an annual salary of $65,000. On October 1, 2017, the Company renewed its agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for an additional two (2) year term commencing December 28, 2017 at the same annual salary of $65,000 and on December 16, 2019, Mr. Moore’s agreement was renewed through December 31, 2020 at the same annual salary.

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer. Pursuant to the terms of the one year agreement, the Company will pay aggregate consideration of $48,000 in cash and issued 1,000,000 shares of common stock on October 1, 2016. On October 1, 2017 and November 15, 2018, the Company renewed the agreement for additional one year terms commencing October 1, 2017 and 2018 at the same annual cash salary of $48,000. On December 16, 2019, Mr. King’s agreement was renewed through September 30, 2020 at the annual salary of $48,000.

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

PostAds, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

PostAds, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PostAds, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss and cash used in operations of $152,163 and $31,696, respectively, in 2019 and has a working capital deficit, stockholders’ deficit and accumulated deficit of $525,887, $525,887 and $2,506,607, respectively, at December 31, 2019. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boca Raton, Florida

April 13, 2020

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member Center for Public Company Audit Firms

PostAds, Inc.

Balance Sheets

	December 31,	December 31,
	2019	2018

ASSETS
Current Assets
Cash	$7	$3
Prepaid stock based officer compensation	-	10,500

Total Current Assets	7	10,503

Computer equipment, net	-	225

Total Assets	$7	$10,728

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$9	$4
Accrued liabilities	16,915	20,173
Advances payable - officer	119,845	88,150
Loan payable - related party	20,000	20,000
Accrued officers’ salaries payable	369,125	256,125

Total Current Liabilities	525,894	384,452

Total Liabilities	525,894	384,452

Commitments and contingencies (Note 9)

Stockholders’ Equity (Deficit)
Series A Preferred stock: 10,000,000 shares authorized; $0.001 par value, 2,000,000 shares issued and outstanding at December 31, 2019 and 2018	2,000	2,000
Common stock: 90,000,000 shares authorized; $0.001 par value, 40,036,400 and 33,036,400 shares issued and outstanding at December 31, 2019 and 2018, respectively	40,036	33,036
Common stock issuable: 0 and 7,000,000 shares to be issued at December 31, 2019 and 2018, respectively	-	7,000
Additional paid in capital	1,938,684	1,938,684
Accumulated deficit	(2,506,607)	(2,354,444)

Total Stockholders’ Equity (Deficit)	(525,887)	(373,724)

Total Liabilities and Stockholders´ Equity (Deficit)	$7	$10,728

The accompanying notes are an integral part of these financial statements

PostAds, Inc.

Statements of Operations

	For the Years Ended December 31,
	2019	2018

Revenues	$66	$50

Operating Expenses
Officer Compensation	123,500	116,500
General and Administrative	26,729	55,316

Total Operating Expenses	150,229	171,816

Operating Loss	(150,163)	(171,766)

Other Expense
Interest Expense	(2,000)	(2,000)
Total Other Expense	(2,000)	(2,000)

Net Loss	$(152,163)	$(173,766)

Basic and Diluted Loss per Share attributable to common stockholders:	$(0.00)	$(0.01)

Basic and Diluted Weighted Average
Number of Shares Outstanding attributable to common stockholders:	40,036,400	33,918,592

The accompanying notes are an integral part of these financial statements

PostAds, Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2019 and 2018

			Common Stock				Total
	Series A		and Common Stock		Additional		Stockholders’
	Preferred Stock		to be issued		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2017	2,000,000	$2,000	33,036,400	$33,036	$1,931,684	$(2,180,678)	$(213,958)

Common stock to be issued for officer compensation	-	-	7,000,000	7,000	7,000	-	14,000
Net loss for the year ended December 31, 2018	-	-	-	-	-	(173,766)	(173,766)

Balance December 31, 2018	2,000,000	$2,000	40,036,400	$40,036	$1,938,684	$(2,354,444)	$(373,724)

Net loss for the year ended December 31, 2019	-	-	-	-	-	(152,163)	(152,163)

Balance December 31, 2019	2,000,000	$2,000	40,036,400	$40,036	$1,938,684	$(2,506,607)	$(525,887)

The accompanying notes are an integral part of these financial statements

PostAds, Inc.

Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(152,163)	$(173,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	225	641
Amortization of stock based prepaid compensation	10,500	3,500
Changes in assets and liabilities:
Prepaid expenses and deposits	-	1,588
Accrued liabilities	(3,258)	693
Accrued officer salaries	113,000	113,000
Net Cash Used In Operating Activities	(31,696)	(54,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	5	(6)
Advances payable - officer, net	31,695	54,353
Net Cash Provided By Financing Activities	31,700	54,347

NET INCREASE IN CASH	4	3

CASH AT BEGINNING OF YEAR	3	-

CASH AT END OF YEAR	$7	$3

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$-	$14,000

The accompanying notes are an integral part of these financial statements

PostAds, Inc.

Notes to the Financial Statements

December 31, 2019 and 2018

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

NOTE 2 - GOING CONCERN AND MANAGEMENT PLANS

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,506,607, $525,887 and $525,887, respectively, at December 31, 2019 and for the year ended December 31, 2019, the Company had a net loss and net cash used in operating activities of $152,163 and $31,696, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of this report.

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

If the Company is unable to raise all the capital it is seeking, they may have to reduce their planned expenditures to a level where they can continue to operate until they obtain the necessary financing.

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

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2019 and 2018, there were no cash equivalents.

PostAds, Inc.

Notes to the Financial Statements

December 31, 2019 and 2018

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share -. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive common stock equivalents during each period. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the years ended December 31, 2019 and 2018, there were no potentially dilutive common stock equivalents.

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

PostAds, Inc.

Notes to the Financial Statements

December 31, 2019 and 2018

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2019, nor gains or losses that were reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at December 31, 2019 and 2018.

Reclassification – for the year ended December 31, 2018, $2,000 of interest expenses were reclassified from General and Administrative expenses to Other Income (Expense) to conform to the 2019 presentation in the statements of operations. This amount is immaterial to the Total Operating Expenses in the financial statements.

Recent Accounting Pronouncements

From time to time, the FASB or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an Accounting Standards Update (“ASU”).

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not believe the impact this standard will have on the Company’s financial statements will be material.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

PostAds, Inc.

Notes to the Financial Statements

December 31, 2019 and 2018

NOTE 4 – COMPUTER EQUIPMENT

Computer equipment consisted of the following at:

	Estimated useful lives	December 31, 2019	December 31, 2018
Computer equipment	3 years	$1,923	$1,923
Less: Accumulated depreciation		(1,923)	(1,698)
Net		$-	$225

Depreciation expense on computer equipment was $225 and $641 for the years ended December 31, 2019 and 2018, respectfully.

NOTE 5 – LIABILITIES

Accrued liabilities - consisted of the following at:

	December 31, 2019	December 31, 2018
Accrued website consulting fees	$5,000	$5,000
Accrued professional accounting fees	3,036	7,519
Accrued administrative fees	2,454	2,454
Accrued interest	6,250	4,250
Accrued filing fees	175	950
Total accrued liabilities	$16,915	$20,173

Accrued officers’ salaries payable - consisted of the following at:

	December 31, 2019	December 31, 2018
Accrued officers’ salaries	$369,125	$256,125

Accrued officers’ salaries - as of December 31, 2019, the Company had not yet paid $213,125 of our Chief Executive Officer’s salary and $156,000 or our Chief Financial Officer’s salary. (See Note 9)

NOTE 6 – ADVANCES

Advances payable – officer - consisted of the following at:

	December 31, 2019	December 31, 2018
Advances payable - officer	$119,845	$88,150

Advances payable – officer represents non-interest-bearing advances to the Company by the Company’s Chief Executive Officer, utilized to pay general and administrative expenses. $35,163 was advanced during the year ended December 31, 2019 while $3,468 was repaid.

NOTE 7 – LOAN PAYABLE

Loan payable – related party - consisted of the following at:

	December 31, 2019	December 31, 2018
Loan payable – related party	$20,000	$20,000

On November 16, 2016, we borrowed the sum of $20,000 from our stockholder Florence Weiss who is the mother of Steve Weiss, a principal shareholder and a related party of the Company. The note bears interest at the rate of 10% per annum, was originally due on or before November 16, 2018, was extended for two additional years and is now due on November 16, 2020. Accrued interest of $6,250 and $4,250 for this loan has been recorded as part of accrued liabilities (see Note 5) at December 31, 2019 and 2018, respectively.

PostAds, Inc.

Notes to the Financial Statements

December 31, 2019 and 2018

NOTE 8 - STOCKHOLDERS DEFICIT

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

On August 18, 2015, the Company entered into an agreement with Oceanside Equities, Inc., a Florida corporation controlled by our stockholder, Vincent Beatty. This agreement provides that we will pay Oceanside Equities 998,000 shares of our common stock for consulting services. On August 18, 2015, we issued the 998,000 shares of common stock to Oceanside Equities, Inc. as required by the agreement. We valued these shares at the price of $.05 per share or an aggregate price of $49,900 which was expensed over the service period through August 2016. Oceanside Equities, Inc. did not provide the services required by the agreement and on August 14, 2016, the 998,000 common shares issued to Oceanside Equities were cancelled. (See Note 10 – Legal Proceedings)

On November 15, 2018, the Company resolved to issue 5,000,000 shares of common stock to Kenneth T. Moore, our President, Chief Executive Officer and Sole Director, as additional consideration for services in the amount of $10,000 to be rendered to us during the period from October 1, 2018 to September 30, 2019. The 5,000,000 shares, valued at $0.002 per share resulting in a total value of $10,000 for financial accounting purposes with the total amount to be expensed over the term of the services provided through September 30, 2019. $2,500 of the total stock value of $10,000 was expensed in 2018 with the remaining $7,500 value expensed during 2019. The 5,000,000 shares had not been issued as of December 31, 2018 and had been recorded as Common stock to be issued on the Company’s balance sheet as of December 31, 2018. The 5,000,000 shares were issued during the three month period ended March 31, 2019.

On November 15, 2018, the Company resolved to renew the agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional year commencing on October 1, 2018. Pursuant to the terms of the one (1) year renewal, the Company will issue 2,000,000 shares of common stock valued at $0.002 per share resulting in a total value of $4,000 for financial accounting purposes with the total amount to be expensed over the term of the renewal period through September 30, 2019. $1,000 of the total stock value of $4,000 was expensed in 2018 with the remaining $3,000 value expensed during 2019. The 2,000,000 shares had not been issued as of December 31, 2018 and had been recorded as Common stock to be issued on the Company’s balance sheet as of December 31, 2018. The 2,000,000 shares were issued during the three month period ended March 31, 2019.

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

December 31, 2019 and 2018

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements

On December 28, 2015, the Company entered into an agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for a term of two (2) years at an annual salary of $65,000. On October 1, 2017, the Company renewed its agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for an additional two (2) year term commencing December 28, 2017 at the same annual salary of $65,000 and on December 16, 2019, Mr. Moore’s agreement was renewed through December 31, 2020 at the same annual salary. As of December 31, 2019 and 2018, the Company had not yet paid $213,125 and $148,125, respectively, of Mr. Moore’s salary and these amounts are included in accrued officers’ salaries payable at December 31, 2019 and 2018 (see Note 5).

On November 15, 2018, the Company resolved to issue 5,000,000 shares of common stock to Kenneth T. Moore, our President, Chief Executive Officer and Sole Director, as additional consideration for services in the amount of $10,000 to be rendered to us during the period from October 1, 2018 to September 30, 2019. The 5,000,000 shares, valued at $0.002 per share resulting in a total value of $10,000 for financial accounting purposes with the total amount to be expensed over the term of the services provided through September 30, 2019. $2,500 of the total stock value of $10,000 was expensed in 2018 with the remaining $7,500 value expensed during 2019.

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer. Pursuant to the terms of the one (1) year agreement, the Company will pay aggregate consideration of $48,000 in cash and issued 1,000,000 shares of common stock on October 1, 2016, valued at the contemporaneous private placement offering price of $0.10 per share resulting in a total value of $100,000 for financial accounting purposes with the total amount to be expensed over the terms of the agreement through September 30, 2017. On October 1, 2017, the Company renewed its agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional one (1) year term commencing October 1, 2017 at the same annual salary of $48,000. On November 15, 2018, the Company resolved to renew the agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional year commencing on October 1, 2018. Pursuant to the terms of the one (1) year renewal, the Company will pay aggregate consideration of $52,000, consisting of $48,000 in cash and issue 2,000,000 shares of common stock valued at the nominal price of $0.002 per share resulting in a total value of $4,000 for financial accounting purposes with the total amount to be expensed over the term of the renewal period through September 30, 2019. On December 16, 2019, Mr. King’s agreement was renewed through September 30, 2020 at the annual salary of $48,000. As of December 31, 2019 and 2018, the Company had not yet paid $156,000 and $108,000, respectively, of Mr. King’s salary and these amounts are included in accrued officers’ salaries payable at December 31, 2019 and 2018 (see Note 5). $1,000 of the total stock value of $4,000 was expensed in 2018 with the remaining $3,000 value expensed during 2019.

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

As of December 31, 2019, other than the above-mentioned complaint, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

PostAds, Inc.

Notes to the Financial Statements

December 31, 2019 and 2018

NOTE 10 – RELATED PARTY TRANSACTIONS

Accrued officers’ salaries payable in the amounts of $369,125 and $256,125 are recorded on the Company’s books at December 31, 2019 and 2018, respectively. (See Note 6 – LIABILITIES)

Advances payable – officer in the amounts of $119,845 and $88,150 are recorded on the Company’s books at December 31, 2019 and 2018, respectively. (See Note 7 – ADVANCES)

Loan payable – related party in the amount of $20,000 is recorded on the Company’s books at December 31, 2019 and 2018. (See Note 8 – LOAN PAYABLE)

NOTE 11 – INCOME TAX

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	December 31, 2019	December 31, 2018
U.S statutory rate	21%	21%
Less valuation allowance	(21)%	(21)%
Effective tax rate	0%	0%

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Net operating loss carryforward	$(2,506,607)	$(2,354,444)
Statutory tax rate	21%	21%
Deferred tax asset	(526,387)	(494,433)
Less: Valuation allowance	526,387	494,433
Net deferred asset	$-	$-

As of December 31, 2019, the Company had $2,506,607 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2035 and 2037. NOLs totaling $2,180,678, generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs totaling $325,929, generated after December 31, 2017 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2017 through 2019 are subject to review by the tax authorities.

NOTE 12 - SUBSEQUENT EVENTS

During the period from January 1, 2020 through April 13, 2020, the Company’s Chief Executive Officer advanced approximately $14,460 to the Company to pay general and administrative expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2019 at the reasonable assurance level.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that its internal control over financial reporting was ineffective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified during the fourth quarter ended December, 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Kenneth T. Moore, President, Chief Executive Officer and Director

Kenneth T. Moore, age 56, is our Founder and has served as our Chief Executive Officer, President and Director from the inception of PostAds in 2015. From August of 2014 until August of 2015, Mr. Moore served as a detention officer at the Florida Department of Juvenile Justice. From July of 2013 until September of 2013, he was a Cargo Operations Supervisor at McRobert Maritime Security. From January of 2013 until July of 2013, he was self-employed as a Trucking Owner Operator. Mr. Moore received certification as a Correctional Officer from Miami Dade Community College in 1991.

Colm J. King, Chief Financial Officer

Colm J. King, age 62, has served as our Chief Financial Officer since October 2016. Mr. King also serves as the Chief Executive Officer of Oasis Communities, Inc. (Private Developer of Residential Community in Central America) since March of 2013 in addition to providing financial, executive and corporate regulatory compliance services to numerous private and public entities since 2008. Previous positions and services provided by Mr. King include serving as Chief Financial Officer of Sonant Systems, Inc. (Telecom Provider) from September 2014 to March 2015, serving as Chief Financial Officer of Bio-Nucleonics, Inc. (Private Biotech Development Company) from February 2011 to February 2013, serving as Chief Executive Officer of Cavit Sciences, Inc. (Biotech Development Company) from April 2006 to November 2008, serving as Chief Executive Officer of Hard to Treat Diseases, Inc. (Biotech Development Company) from October 2003 to April 2006, employed by Berkovits, Lago & Company, LLP, a public accounting firm, providing audit compliance and consulting services to the firm’s publicly held clients from January 2003 to October 2003, serving as Chief Financial Officer of Peregrine Industries, Inc. (Manufacturing Company) from March 2002 to November 2002, serving as Chief Financial Officer of NetGain Development, Inc. (Internet Development Company) from November 2000 to March 2002 and employed by BDO Seidman, LLP in New York City providing audit compliance and consulting services to the firm’s publicly held clients from 1998 until 2000. Mr. King received a B.S. in Business Administration from St. Thomas Aquinas College, became licensed for practice as a Certified Public Accountant in New York State in November 1987 (currently inactive and not registered) and is a member of the American Institute of Certified Public Accountants.

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

The following table shows for the fiscal years ended December 31, 2019 and 2018 compensation awarded to, paid to or earned by PostAds named executive officers:

●	Kenneth T. Moore, our President, Chief Executive Officer and sole Director

●	Colm J. King, our Chief Financial Officer

SUMMARY COMPENSATION TABLE FOR FISCAL 2019 AND 2018

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)		Total($)

Kenneth T. Moore	2019	65,000	-		65,000
President, Chief Executive Officer and Director	2018	65,000	10,000	(2)	75,000

Colm J. King	2019	48,000	-		48,000
Chief Financial Officer	2018	48,000	4,000	(3)	52,000

(1)	Amounts shown in this column do not reflect dollar amounts actually received by the named executive officer. The dollar amounts in this column represent the grant date fair value of any shares expensed during the years ended December 31, 2019 and 2018.

(2)	Effective November 15, 2018, the Company agreed to issue 5,000,000 shares of common stock to Kenneth T. Moore, our President, Chief Executive Officer and Sole Director, as additional consideration for services in the amount of $10,000 to be rendered to us during the period from October 1, 2018 to September 30, 2019. The 5,000,000 shares, valued at the nominal price of $0.002 per share resulting in a total value of $10,000 for financial accounting purposes with the total amount to be expensed over the term of the services provided through September 30, 2019. $2,500 of the total stock value of $10,000 was expensed in 2018 with the remaining $7,500 value expensed in 2019. The 5,000,000 shares had not been issued as of December 31, 2018, have been recorded as Common stock to be issued on the Company’s balance sheet as of December 31, 2018 and were issued during March of 2019.

(3)	On November 15, 2018, the Company resolved to renew the agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional year commencing on October 1, 2018. Pursuant to the terms of the one (1) year renewal, the Company will pay aggregate consideration of $52,000, consisting of $48,000 in cash and issue 2,000,000 shares of common stock valued at the nominal price of $0.002 per share resulting in a total value of $4,000 for financial accounting purposes with the total amount to be expensed over the term of the renewal period through September 30, 2019. $1,000 of the total stock value of $4,000 was expensed in 2018 with the remaining $3,000 value expensed in 2019. The 2,000,000 shares had not been issued as of December 31, 2018, have been recorded as Common stock to be issued on the Company’s balance sheet as of December 31, 2018 and were issued during March of 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of PostAds Common Stock and Series A Preferred Stock as of December 31, 2019 and March 31, 2020 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; and (iii) all those known by PostAds to be beneficial owners of more than five percent of its common stock.

		As of December 31, 2019		As of March 31, 2020
	Nature of	Amount of		Amount of
	Beneficial	Beneficial	Percentage	Beneficial	Percentage
Name of Beneficial Owner	Ownership	Ownership	Held (1)	Ownership	Held (1)

Common Stock
Kenneth T. Moore, President, Chief Executive Officer and Director (2)	Direct	25,000,000	62.44%	25,000,000	62.44%
Colm J. King, Chief Financial Officer	Direct	3,000,000	7.49%	3,000,000	7.49%
Total Officers & Directors (2 Persons)	Direct	28,000,000	69.94%	28,000,000	69.94%
Other 5% Holders
Steve Weiss	Direct	4,000,000	9.99%	4,000,000	9.99%
Keith Moore (3)	Direct	1,900,000	4.75%	1,900,000	4.75%
Total Other 5% Holders (2 Persons)	Direct	5,900,000	14.74%	5,900,000	14.74%
Series A Preferred Stock
Kenneth T. Moore, President, Chief Executive Officer and Director	Direct	2,000,000	100.00%	2,000,000	100.00%
All Officers & Directors (1 Person)	Direct	2,000,000	100.00%	2,000,000	100.00%
Other 5% Holders (0 Persons)		-	0.00%	-	0.00%

(1)	Based on 40,036,400 shares of common stock issued and outstanding as of December 31, 2019 and March 31, 2020. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.
(2)	Amount does not include 2,000,000 shares of Series A Preferred Stock held by Kenneth T. Moore which entitle him to fifty (50) votes per share or an aggregate of 100,000,000 votes on all matters submitted to a vote of our common stockholders. As such, as of April 13, 2020, Mr. Moore holds an aggregate of 125,000,000 out of 140,036,400 votes representing approximately 89.2% of the votes on matters submitted to our stockholders which enables him to control the outcome of all matters submitted to a vote of our stockholders.
(3)	Represents 1,900,000 common shares which Keith Moore received as a gift from his brother, Kenneth T. Moore, our Chief Executive Officer, President and Director. Kenneth T. Moore received the shares he gifted pursuant to a reorganization from a sole proprietorship to a corporation.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On December 29, 2015, we entered into an agreement with Kenneth T. Moore, our President, Chief Executive Officer and Director to provide services to us. The agreement has a term of two (2) years and requires us to pay $1,250 per week to Mr. Moore for his services as our President and Chief Executive Officer. On October 1, 2017, Mr. Moore’s agreement with the Company was renewed for an additional two years commencing on December 29, 2017 and on December 16, 2019, Mr. Moore’s agreement was renewed through December 31, 2020.

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

On November 16, 2016, we borrowed the sum of $20,000 from Florence Weiss and issued a note that bore interest at the rate of 10% per annum, was originally due on or before November 16, 2018, was extended for two additional years and is now due on November 16, 2020. Accrued interest of $6,250 and $4,250 for this loan has been recorded on the Company’s books as part of accrued liabilities at December 31, 2019 and 2018, respectively.

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

Item 14. Principal Accounting Fees and Services.

In connection with the audit of the 2019 and 2018 financial statements, PostAds entered into engagement agreements with Salberg & Company P.A. which set forth the terms by which Salberg & Company P.A. will perform audit services for PostAds.

The following table represents aggregate fees billed to PostAds for the years ended December 31, 2019 and 2018 by Salberg & Company P.A., an independent registered public accounting firm.

	Fiscal Year Ended December 31,
	2019	2018
	($)	($)

Audit Fees (1)	14,600	19,400
Audit-related Fees (2)	-	-
Total Fees	14,600	19,400

(1)	Audit Fees consist of fees incurred for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements, other services normally provided by Salberg & Company P.A. in connection with regulatory filings, except for the audit of the effectiveness of our internal control over financial reporting.

(2)	Audit-related Fees consist of fees for audit services other than the services reported above.

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

(1)	Financial Statements.

Our Financial Statements are listed in the “Index to Financial Statements” under Part II, Item 8 on Form 10-K.

(2)	Exhibits.

See the Exhibit Index immediately following the signature page on Form 10-K.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSTADS, INC.

Date: April 13, 2020	By:	/s/ Kenneth T. Moore
Kenneth T. Moore
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 13, 2020	By:	/s/ Colm J. King
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

