Form 10-Q
period 2020-03-31
PostAds, Inc.
filed 2020-05-14
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 14, 2020, there were 40,036,400 outstanding shares of the Registrant’s Common Stock at $.001 par value and 2,000,000 outstanding shares of the Registrant’s Series A Preferred Stock at $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE None.

PostAds, Inc.

Form 10-Q

For the quarterly period ended March 31, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PostAds, Inc.

Balance Sheets

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$537	$7

Total Current Assets	537	7

Computer equipment, net	-	-

Total Assets	$537	$7

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$-	$9
Accrued liabilities	20,573	16,915
Advances payable - officer	134,305	119,845
Loan payable - related party	20,000	20,000
Accrued officers’ salaries payable	397,375	369,125

Total Current Liabilities	572,253	525,894

Total Liabilities	572,253	525,894

Commitments and contingencies (Note 10)

Stockholders’ Equity (Deficit)
Series A Preferred stock: 10,000,000 shares authorized; $0.001 par value, 2,000,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	2,000	2,000
Common stock: 90,000,000 shares authorized; $0.001 par value, 40,036,400 shares issued and outstanding at March 31, 2020 and December 31, 2019	40,036	40,036
Additional paid in capital	1,938,684	1,938,684
Accumulated deficit	(2,552,436)	(2,506,607)

Total Stockholders’ Equity (Deficit)	(571,716)	(525,887)

Total Liabilities and Stockholders´ Equity (Deficit)	$537	$7

The accompanying unaudited notes are an integral part of these unaudited financial statements

PostAds, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Revenues	$27	$2

Operating Expenses
Officer Compensation	28,250	31,750
General and Administrative	17,106	2,042

Total Operating Expenses	45,356	33,792

Operating Loss	(45,329)	(33,790)

Other Expense
Interest Expense	(500)	(500)
Total Other Expense	(500)	(500)

Net Loss	$(45,829)	$(34,290)

Basic and Diluted Loss per Share attributable to common stockholders:	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Shares Outstanding attributable to common stockholders:	40,036,400	40,036,400

The accompanying unaudited notes are an integral part of these unaudited financial statements

PostAds, Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

For The Three Months Ended March 31, 2020 and 2019

(unaudited)

							Total
	Series A Preferred				Additional		Stockholders’
	Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2019	2,000,000	$2,000	40,036,400	$40,036	$1,938,684	$(2,506,607)	$(525,887)

Net loss for the three months ended March 31, 2020	-	-	-	-	-	(45,829)	(45,829)
Balance March 31, 2020	2,000,000	$2,000	40,036,400	$40,036	$1,938,684	$(2,552,436)	$(571,716)

Balance December 31, 2018	2,000,000	$2,000	40,036,400	$40,036	$1,938,684	$(2,354,444)	$(373,724)

Net loss for the three months ended March 31, 2019	-	-	-	-	-	(34,290)	(34,290)
Balance March 31, 2019	2,000,000	$2,000	40,036,400	$40,036	$1,938,684	$(2,388,734)	$(408,014)

The accompanying unaudited notes are an integral part of these unaudited financial statements

PostAds, Inc.

Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,829)	$(34,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	56
Amortization of stock based prepaid compensation	-	3,500
Changes in assets and liabilities:
Accrued liabilities	3,658	(7,194)
Accrued officer salaries	28,250	28,250
Net Cash Used In Operating Activities	(13,921)	(9,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(9)	(4)
Advances payable - officer, net	14,460	9,690
Net Cash Provided By Financing Activities	14,451	9,686

NET INCREASE IN CASH	530	8

CASH AT BEGINNING OF PERIOD	7	3

CASH AT END OF PERIOD	$537	$11

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying unaudited notes are an integral part of these unaudited financial statements

PostAds, Inc.

Notes to the Financial Statements

March 31, 2020

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

NOTE 2 - BASIS OF PRESENTATION

Unaudited Interim Financial Information

The accompanying balance sheet as of March 31, 2020, the related statements of operations, cash flows and the statement of changes in stockholders’ equity (deficit) for the three months ended March 31, 2020 and 2019 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and with the instructions to Regulation S-X for interim financial information, which, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of March 31, 2020 and results of operations and cash flows for the three months ended March 31, 2020 and 2019. The financial data and the other information disclosed in these notes to the financial statements related to this three-month period is unaudited. The unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

Reclassifications – for the three months ended March 31, 2019, $500 of interest expenses was reclassified from General and Administrative expenses to Other Income (Expense) to conform to the 2020 presentation in the statements of operations. This amount is immaterial to the Total Operating Expenses in the financial statements.

NOTE 3 - GOING CONCERN

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in each of the areas in which the Company operates. The COVID-19 (coronavirus) outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced business and consumer spending due to both job losses, reduced investing activity and M&A transactions, among many other effects attributable to the COVID-19 (coronavirus), and there continue to be many unknowns. While to date the Company has not been required to stop operating, management is evaluating the use of virtual meetings and the like. The Company continues to monitor the impact of the COVID-19 (coronavirus) outbreak closely. The extent to which the COVID-19 (coronavirus) outbreak will impact our operations, ability to obtain financing or future financial results is uncertain.

The accompanying unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,552,436, $571,716 and $571,716, respectively, at March 31, 2020 and for the three months ended March 31, 2020 the Company had a net loss and net cash used in operating activities of $45,829 and $13,921, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

March 31, 2020

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

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2020, there were no cash equivalents.

Earnings (Loss) Per Share -. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive common stock equivalents during each period. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As of March 31, 2020, there were no potentially dilutive common stock equivalents.

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

Revenue is recognized in accordance with ASC 606 by applying the following five steps: 1) identify the contracts with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) we satisfy a performance obligation. The revenue is recognized pro-rata over the time period the advertisement is displayed. The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether it is the primary obligor in a transaction and has latitude in establishing pricing and selecting suppliers. Based on its evaluation of these factors, advertising revenue which is the advertising fee paid by the seller is recorded on a gross basis, since the Company is the party responsible to the seller for providing the service that is the subject of the transaction and while most fees are currently a fixed dollar amount, the Company has the ability and reasonable latitude to establish prices for the services.

PostAds, Inc.

Notes to the Financial Statements

March 31, 2020

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2019, nor gains or losses that were reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at March 31, 2020 and December 31, 2019.

Recently Issued Accounting Standards

From time to time, the FASB or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an Accounting Standards Update (“ASU”).

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company implemented ASU 2018-13 on January 1, 2020 and it did not have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited financial statements.

NOTE 5 – COMPUTER EQUIPMENT

Computer equipment consisted of the following at:

	Estimated useful lives	March 31, 2020	December 31, 2019
Computer equipment	3 years	$1,923	$1,923
Less: Accumulated depreciation		(1,923)	(1,923)
Net		$-	$-

Depreciation expense on computer equipment was $0 and $56 for the three months ended March 31, 2020 and 2019, respectfully.

PostAds, Inc.

Notes to the Financial Statements

March 31, 2020

(unaudited)

NOTE 6 – LIABILITIES

Accrued liabilities - consisted of the following at:

	March 31, 2020	December 31, 2019
Accrued website consulting fees	$5,000	$5,000
Accrued professional accounting fees	4,383	3,036
Accrued professional legal fees	1,500	-
Accrued administrative fees	2,454	2,454
Accrued interest	6,750	6,250
Accrued filing fees	486	175
Total accrued liabilities	$20,573	$16,915

Accrued officers’ salaries payable - consisted of the following at:

	March 31, 2020	December 31, 2019
Accrued officers’ salaries	$397,375	$369,125

As of March 31, 2020, the Company had not yet paid $229,375 of our Chief Executive Officer’s salary and $168,000 or our Chief Financial Officer’s salary. (See Note 10)

NOTE 7 – ADVANCES

Advances payable – officer - consisted of the following at:

	March 31, 2020	December 31, 2019
Advances payable - officer	$134,305	$119,845

Advances payable – officer represents non-interest-bearing advances to the Company by the Company’s Chief Executive Officer, utilized to pay general and administrative expenses.

NOTE 8 – LOAN PAYABLE

Loan payable – related party - consisted of the following at:

	March 31, 2020	December 31, 2019
Loan payable - related party	$20,000	$20,000

On November 16, 2016, we borrowed the sum of $20,000 from our stockholder Florence Weiss who is the mother of Steve Weiss, a principal shareholder and a related party of the Company. The note bears interest at the rate of 10% per annum, was originally due on or before November 16, 2018, was extended for two additional years and is now due on November 16, 2020. Accrued interest of $6,750 and $6,250 for this loan has been recorded as part of accrued liabilities (see Note 6) at March 31, 2020 and December 31, 2019, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

PostAds, Inc.

Notes to the Financial Statements

March 31, 2020

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Lease Agreement

On July 15, 2018, the Company terminated its office lease agreement in order to locate more suitable office space and is temporarily conducting business from the home office of the Company’s Chief Executive Officer.

Employment Agreements

On December 28, 2015, the Company entered into an agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for a term of two (2) years at an annual salary of $65,000. On October 1, 2017, the Company renewed its agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for an additional two (2) year term commencing December 28, 2017 at the same annual salary of $65,000 and on December 16, 2019, Mr. Moore’s agreement was renewed through December 31, 2020 at the same annual salary. As of March 31, 2020 and December 31, 2019, the Company had not yet paid $229,375 and $213,125, respectively, of Mr. Moore’s salary and these amounts are included in accrued officers’ salaries payable at March 31, 2020 and December 31, 2019 (see Note 6).

On November 15, 2018, the Company agreed to issue 5,000,000 shares of common stock to Kenneth T. Moore, our President, Chief Executive Officer and Sole Director, as additional consideration for services in the amount of $10,000 to be rendered to us during the period from October 1, 2018 to September 30, 2019. The 5,000,000 shares, valued at $0.002 per share resulting in a total value of $10,000 for financial accounting purposes with the total amount to be expensed over the term of the services provided through September 30, 2019. $2,500 of the total stock value of $10,000 was expensed in 2018 with the remaining $7,500 value expensed during 2019.

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer. Pursuant to the terms of the one (1) year agreement, the Company will pay aggregate consideration of $48,000 in cash and issued 1,000,000 shares of common stock on October 1, 2016, valued at the contemporaneous private placement offering price of $0.10 per share resulting in a total value of $100,000 for financial accounting purposes with the total amount to be expensed over the terms of the agreement through September 30, 2017. On October 1, 2017, the Company renewed its agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional one (1) year term commencing October 1, 2017 at the same annual salary of $48,000. On November 15, 2018, the Company resolved to renew the agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional year commencing on October 1, 2018. Pursuant to the terms of the one (1) year renewal, the Company will pay aggregate consideration of $52,000, consisting of $48,000 in cash and issue 2,000,000 shares of common stock valued at the nominal price of $0.002 per share resulting in a total value of $4,000 for financial accounting purposes with the total amount to be expensed over the term of the renewal period through September 30, 2019. On December 16, 2019, Mr. King’s agreement was renewed through September 30, 2020 at the annual salary of $48,000. As of March 31, 2020 and December 31, 2019, the Company had not yet paid $168,000 and $156,000, respectively, of Mr. King’s salary and these amounts are included in accrued officers’ salaries payable at March 31, 2020 and December 31, 2019 (see Note 6). $1,000 of the total stock value of $4,000 was expensed in 2018 with the remaining $3,000 value expensed during 2019.

PostAds, Inc.

Notes to the Financial Statements

March 31, 2020

(unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

Legal Proceedings

As of March 31, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

NOTE 11 – RELATED PARTY TRANSACTIONS

Accrued officers’ salaries payable in the amounts of $397,375 and $369,125 are recorded on the Company’s books at March 31, 2020 and December 31, 2019, respectively. (See Note 6 – LIABILITIES)

Advances payable – officer in the amounts of $134,305 and $119,845 are recorded on the Company’s books at March 31, 2020 and December 31, 2019, respectively. (See Note 7 – ADVANCES)

Loan payable – related party in the amount of $20,000 is recorded on the Company’s books at March 31, 2020 and December 31, 2019. (See Note 8 – LOAN PAYABLE)

On October 1, 2017, the Company renewed its agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for an additional two (2) year term commencing December 28, 2017 at the same annual salary of $65,000 and on December 16, 2019, Mr. Moore’s agreement was renewed through December 31, 2020 at the same annual salary. (See Note 10 – COMMITMENTS AND CONTINGENCIES - Employment Agreements)

On November 15, 2018, the Company renewed its agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional year commencing on October 1, 2018. Pursuant to the terms of the one (1) year renewal, the Company will pay aggregate consideration of $52,000, consisting of $48,000 in cash and issue 2,000,000 shares of common stock. On December 16, 2019, Mr. King’s agreement was renewed through September 30, 2020 at the annual salary of $48,000. (See Note 10 – COMMITMENTS AND CONTINGENCIES - Employment Agreements)

NOTE 12 - SUBSEQUENT EVENTS

During the period from April 1, 2020 through May 13, 2020, the Company’s Chief Executive Officer advanced $9,834 to the Company to pay general and administrative expenses.

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

Unless the context otherwise requires, we use the terms “PostAds,” “PostAds MarketPlace,” the “Company,” “we,” “us” and “our” on Form 10-Q to refer to PostAds, Inc.

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

We completed our initial website in August of 2015 and completed enhanced features of our site in April of 2016. Since our inception, we have placed over 25,430 free ads and obtained 7,101 registered users of the Post Ads marketplace.

We plan to convert our registered users into paying users by offering enhanced listings to increase the visibility of the ad. Because we offer free ads in all categories other than employment and personal, we expect our registered user base and product and service offerings to continually increase over time.

Our key activities to date include: (i) development of the business plan and plan of operations for the Post Ads Marketplace; (ii) development of the retail and fee-for-service features of the Post Ads Marketplace (iii) development of the auction platform of the Post Ads Marketplace; (iv) creation of our classified ad categories and features for the Post Ads Marketplace; (v) entering into an agreement with our website developer; (vi) creating features allowing visitors to become registered users of our online marketplace (vii) setting up our initial website to generate registered users, (viii) obtaining 7,101 registered users, (ix) placing more than 25,430 ads without charge and screening the ads prior to placement to ensure compliance with our terms of service, and (x) completing our website and enhancing its features including functionality and security features.

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

The PostAds Marketplace

Our marketplace is structured so that we offer sellers free listings in all categories other than employment and personal ads so that we can continuously increase our registered users. As the number of visitors for free product and service listings grows, the PostAds marketplace will become an attractive platform for sellers and other businesses seeking to purchase listing enhancements and advertising for their products and services. For sellers of goods and services, our goal is to provide the most effective and economical posting of ads on the internet. Sellers can post classified ads for free for products and services. All users of the site can view all posted ads without charge. Because we are an internet based business, our success depends upon attracting visitors to our site. To date, we have placed over 25,430 ads without charge on the PostAds Marketplace. This resulted in 7,101 registered non-paying users.

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

From January 1, 2019, through March, 31, 2020, our core team has devoted their time and effort to accomplishing the following overview of the developments, security, enhancements and compliance matters by quarter that have postured PostAds to raise the necessary capital for the successful execution of its marketing strategy and plan and become a competitive online classified Company:

2019

Developments / Enhancements

Enhance email inputs

Expand Browsing Filters to handle additional matters

Storefront: enhance Custom Pages

Additional Profile Pictures

Security

Maintenance upgrades

Compliance

Financial and compliance preparation

Company SEC filings

1st Quarter 2020

Developments / Enhancements

Continued enhancements as required

Security

Monthly maintenance upgrades

Compliance

Continued financial and compliance preparation to ensure current SEC filings

Listing Categories

Our platform offers the following four listing categories:

●	Retail Store Fronts	●Fee-For-Service Store Fronts
●	Auction Listings	●Classified Ads

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

Auctions

We believe key advantages of our auction services over other services are that we offer auction ads without charge and we do not impose a final fee for auctioned items. We offer sellers using our auction feature, the ability to purchase premium placement, ad enhancements and advertisements of their items. Our marketplace provides sellers with three types of auctions:

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

Our initial marketing strategy involves converting our registered members to paying users. We plan to accomplish this by sending monthly newsletters with updates and company information. We started this for a brief period in July of 2016 and plan to begin sending newsletters with updates during September of 2020.

We plan to also conduct the following marketing activity:

●	We completed our initial email marketing and print materials targeting retail store front owners in April of 2016, and plan to deliver these materials in September of 2020 and use this as an ongoing method of marketing.

●	We started social media postings using Facebook in July of 2016. We plan to launch social media campaigns on Twitter, Facebook, Linked-in and other websites to create recognition of our market place and drive traffic to our website beginning September of 2020, and use this as an ongoing form of marketing.

●	We completed our initial email marketing and print materials targeting service providers for our fee-for-service store fronts in May of 2016, and plan to deliver these materials in September of 2020 and use this as an ongoing form of marketing.

●	In September of 2020 we plan to establish Google AdWords and search engine optimization campaigns to drive traffic to our website.

●	In September of 2020, we plan to develop email marketing and print materials to attract potential advertisers to our website.

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

The accompanying unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,552,436, $571,716 and $571,716, respectively, at March 31, 2020 and for the three months ended March 31, 2020 the Company had a net loss and net cash used in operating activities of $45,829 and $13,921, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results and comparison of the three month periods ended March 31, 2020 and 2019

The Company had minimal revenues of $27 and $2 for the three month periods ended March 31, 2020 and 2019, respectively, since we had not yet initiated our sales and marketing programs and we had allocated a substantial portion of our time and investment to the completion of our development activities required in order to launch our marketing plan. With the anticipated commencement of our advertising and marketing programs during the second half of 2020, we expect the number of visitors for free product and service listings to increase and we expect to be able to sell premium placement, ad enhancements and advertisements on our site to non-paying and paying sellers of goods and services.

Operating expenses were $45,356 and $33,792 for the three month periods ended March 31, 2020 and 2019, respectively.

Operating expenses consisted of $28,250 of officer compensation and $17,106 of general and administration for the three month period ended March 31, 2020. Operating expenses consisted of $31,750 of officer compensation and $2,042 of general and administration for the three month period ended March 31, 2019.

Interest expense was $500 for each of the three month periods ended March 31, 2020 and 2019.

The Company had net losses of $45,829 and $34,290 for the three month periods ended March 31, 2020 and 2019, respectively.

Based on 40,036,400 weighted average shares outstanding for the three months ended March 31, 2020, the loss per share was ($0.001).

LIQUIDITY AND CAPITAL RESERVES

Sources of Liquidity

For the three month period ending March 31, 2020, we generated revenues of $27 from our business operations. We funded our working capital requirements through non-interest bearing advances of $14,460 to the Company by the Company’s Chief Executive Officer, utilized to pay general and administrative expenses.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $13,921 in the three months ended March 31, 2020, primarily as a result of the net loss of $45,829 offset with an increase in accrued officers’ salaries of $28,250 and accrued liabilities of $3,658.

Net cash used in operating activities was $9,678 in the three months ended March 31, 2019, primarily as a result of the net loss of $34,290 offset an increase in accrued officers’ salaries of $28,250.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 in the three month periods ended March 31, 2020 and 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $14,451 in the three months ended March 31, 2020 and was primarily attributable to proceeds from related party advances of $14,460.

Net cash provided by financing activities was $9,686 in the three months ended March 31, 2019 and was primarily attributable to proceeds from related party advances of $9,690.

Contractual Obligations

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2020.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

POSTADS, INC.

Date: May 14, 2020	By:	/s/ Kenneth T. Moore
Kenneth T. Moore
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Colm J. King
Colm J. King
Chief Financial Officer
(Principal Accounting Officer)

