Form 10-Q
period 2020-06-30
PostAds, Inc.
filed 2020-08-19
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-208931

POSTADS, INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2539888
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10390 Santa Monica Boulevard, Los Angeles, California 90025

(Address of principal executive offices)

2332 NW 87th Drive, Coral Springs, Florida 33065

(Former address of principal executive offices)

305 799 8844

(Issuer’s telephone number)

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which Registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ](Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of August 14, 2020, there were outstanding 100,036,400 shares of the registrant’s common stock.

POSTADS, INC.

FORM 10-Q

June 30, 2020

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on forward-looking statements. Forward-looking statements include, among other things, statements relating to:

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	our expectations regarding demand for, and market acceptance of, our products;

●	our expectations regarding keeping and strengthening our relationships with merchants, manufacturers and end-users; and

●	general economic and business conditions in the regions where we provide our services.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PostAds, Inc.

Balance Sheets

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$3,139	$7
Prepaid expenses	1,500	-

Total Current Assets	4,639	7

Computer equipment, net	-	-

Total Assets	$4,639	$7

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$-	$9
Accrued liabilities	40,113	16,915
Advances payable - officer	153,209	119,845
Loan payable - related party	20,000	20,000
Accrued officers’ salaries payable	425,625	369,125

Total Current Liabilities	638,947	525,894

Total Liabilities	638,947	525,894

Commitments and contingencies (Note 11)

Stockholders’ Equity (Deficit)
Series A Preferred stock: 10,000,000 shares authorized; $0.001 par value, 2,000,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	2,000	2,000
Common stock: 90,000,000 shares authorized; $0.001 par value, 40,036,400 shares issued and outstanding at June 30, 2020 and December 31, 2019	40,036	40,036
Additional paid in capital	1,938,684	1,938,684
Accumulated deficit	(2,615,028)	(2,506,607)

Total Stockholders’ Equity (Deficit)	(634,308)	(525,887)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,639	$7

The accompanying unaudited notes are an integral part of these unaudited financial statements

PostAds, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Revenues	$21	$47	$48	$49

Operating Expenses
Officer Compensation	28,250	31,750	56,500	63,500
General and Administrative	33,863	9,561	50,969	11,603

Total Operating Expenses	62,113	41,311	107,469	75,103

Operating Loss	(62,092)	(41,264)	(107,421)	(75,054)

Other Expense
Interest Expense	(500)	(500)	(1,000)	(1,000)
Total Other Expense	(500)	(500)	(1,000)	(1,000)

Net Loss	$(62,592)	$(41,764)	$(108,421)	$(76,054)

Basic and Diluted Loss per Share attributable to common stockholders:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Shares Outstanding attributable to common stockholders:	40,036,400	40,036,400	40,036,400	40,036,400

The accompanying unaudited notes are an integral part of these unaudited financial statements

PostAds, Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months and Six Months Ended June 30, 2020 and 2019

(unaudited)

	Series A		Common Stock and Common Stock		Additional		Total Stockholders’
	Preferred Stock		to be issued		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2019	2,000,000	$2,000	40,036,400	$40,036	$1,938,684	$(2,506,607)	$(525,887)

Net loss for the three months ended March 31, 2020	-	-	-	-	-	(45,829)	(45,829)

Balance March 31, 20120	2,000,000	$2,000	40,036,400	$40,036	$1,938,684	$(2,552,436)	$(571,716)

Net loss for the three months ended June 30, 2020	-	-	-	-	-	(62,592)	(62,592)

Balance June 30, 2020	2,000,000	$2,000	40,036,400	$40,036	$1,938,684	$(2,615,028)	$(634,308)

Balance December 31, 2018	2,000,000	$2,000	40,036,400	$40,036	$1,938,684	$(2,354,444)	$(373,724)

Net loss for the three months ended March 31, 2019	-	-	-	-	-	(34,290)	(34,290)

Balance March 31, 2019	2,000,000	$2,000	40,036,400	$40,036	$1,938,684	$(2,388,734)	$(408,014)

Net loss for the three months ended June 30, 2019	-	-	-	-	-	(41,764)	(41,764)

Balance June 30, 2019	2,000,000	$2,000	40,036,400	$40,036	$1,938,684	$(2,430,498)	$(449,778)

The accompanying unaudited notes are an integral part of these unaudited financial statements

PostAds, Inc.

Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(108,421)	$(76,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	113
Amortization of prepaid stock based officer compensation	-	7,000
Changes in assets and liabilities:
Accrued liabilities	23,198	(4,744)
Accrued officer’s salaries	56,500	56,500
Prepaid expenses	(1,500)	-
Net Cash Used In Operating Activities	(30,223)	(17,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(9)	(4)
Advances payable - officer	33,364	17,400
Net Cash Provided By Financing Activities	33,355	17,396

NET INCREASE IN CASH	3,132	211

CASH AT BEGINNING OF PERIOD	7	3

CASH AT END OF PERIOD	$3,139	$214

SUPPLEMENTAL NON-CASH DISCLOSURES:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying unaudited notes are an integral part of these unaudited financial statements

PostAds, Inc.

Notes to the Financial Statements

June 30, 2020

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

The Company is in the development stage since it has not commenced planned principal operations. Its activities since inception include devoting substantially all of its efforts to business planning and development. Additionally, it has allocated a substantial portion of its time and investment to the completion of development activities to launch its marketing plan and generate revenues and to raising capital. The Company has generated minimal revenue from operations. The Company’s activities during the development stage are subject to significant risks and uncertainties.

NOTE 2 - BASIS OF PRESENTATION

Unaudited Interim Financial Information

The accompanying balance sheet as of June 30, 2020, the related statements of operations and the statement of changes in stockholders’ equity (deficit) for the three and six months ended June 30, 2020 and 2019 and the related statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and with the instructions to Regulation S-X for interim financial information, which, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of June 30, 2020, results of operations for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. The financial data and the other information disclosed in these notes to the financial statements related to the three and six month periods are unaudited. The unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019. The results of operations for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

Reclassifications – for the three and six month ended June 30, 2020, $500 and $1,000, respectively, of interest expenses was reclassified from General and Administrative expenses to Other Income (Expense) to conform to the 2020 presentation in the statements of operations. This amount is immaterial to the Total Operating Expenses in the financial statements.

NOTE 3 - GOING CONCERN AND MANAGEMENT PLANS

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

The accompanying unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,615,028, $634,308 and $634,308, respectively, at June 30, 2020 and for the six months ended June 30, 2020 the Company had a net loss and net cash used in operating activities of $108,421 and $30,223, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.

PostAds, Inc.

Notes to the Financial Statements

June 30, 2020

(unaudited)

NOTE 3 - GOING CONCERN AND MANAGEMENT PLANS (continued)

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

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2020 and December 31, 2019, there were no cash equivalents.

Earnings (Loss) Per Share -. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive common stock equivalents during each period. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As of June 30, 2020 and December 31, 2019, there were no potentially dilutive common stock equivalents.

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

PostAds, Inc.

Notes to the Financial Statements

June 30, 2020

(unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2020 and December 31, 2019, nor gains or losses that were reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at June 30, 2020 and December 31, 2019.

Recently Issued Accounting Standards

From time to time, the FASB or other standards setting bodies will issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an Accounting Standards Update (“ASU”).

PostAds, Inc.

Notes to the Financial Statements

June 30, 2020

(unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of ASU 2018-13 did not have a material impact on the Company’s financial statement presentation or disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 5 – PREPAID EXPENSES

Prepaid expenses consisted of the following at:

	June 30, 2020	December 31, 2019
Prepaid filing fees	$1,500	$-
Total prepaid expenses	$1,500	$-

NOTE 6 – COMPUTER EQUIPMENT AND SOFTWARE

Computer equipment consisted of the following at:

	Estimated useful lives	June 30, 2020	December 31, 2019
Computer equipment	3 years	$1,923	$1,923
Less: Accumulated depreciation		(1,923)	(1,923)
Net		$-	$-

Depreciation expense on computer equipment was $0 and $113 for the six months ended June 30, 2020 and 2019, respectfully.

NOTE 7 – LIABILITIES

Accrued liabilities - consisted of the following at:

	June 30, 2020	December 31, 2019
Accrued website consulting fees	$5,000	$5,000
Accrued professional accounting fees	3,030	3,036
Accrued legal fees	22,379	-
Accrued administrative fees	2,454	2,454
Accrued interest	7,250	6,250
Accrued filing fees	-	175
Total accrued liabilities	$40,113	$16,915

Accrued officers’ salaries payable - consisted of the following at:

	June 30, 2020	December 31, 2019
Accrued officers’ salaries	$425,625	$369,125

As of June 30, 2020, the Company had not yet paid $245,625 of our Chief Executive Officer’s salary and $180,000 or our Chief Financial Officer’s salary. (See Note 11)

NOTE 8 – ADVANCES

Advances payable – officer - consisted of the following at:

	June 30, 2020	December 31, 2019
Advances payable - officer	$153,209	$119,845

Advances payable – officer represents non-interest bearing advances to the Company by the Company’s Chief Executive Officer, utilized to pay general and administrative expenses. During the six months ended June 30, 2020 and 2019, the Company received $33,364 and $17,400, respectively, from the Company’s Chief Executive Officer to pay general and administrative expenses.

NOTE 9 – LOANS PAYABLE

Loan payable – related party - consisted of the following at:

	June 30, 2020	December 31, 2019
Loan payable - related party	$20,000	$20,000

On November 16, 2016, we borrowed the sum of $20,000 from our stockholder Florence Weiss who is the mother of Steve Weiss, a principal shareholder and a related party of the Company. The note bears interest at the rate of 10% per annum, was originally due on or before November 16, 2018, was extended for two additional years and is now due on November 16, 2020. Accrued interest of $7,250 and $6,250 for this loan has been recorded as part of accrued liabilities (see Note 7) at June 30, 2020 and December 31, 2019, respectively. Interest expense for the three and six months ended June 30, 2020 was $500 and $1,000, respectively. Interest expense for the three and six months ended June 30, 2019 was $500 and $1,000, respectively.

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Lease Agreement

On July 15, 2018, the Company terminated its office lease agreement in order to locate more suitable office space and is temporarily conducting business from the home office of the Company’s Chief Executive Officer.

Employment Agreements

On December 28, 2015, the Company entered into an agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for a term of two (2) years at an annual salary of $65,000. On October 1, 2017, the Company renewed its agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for an additional two (2) year term commencing December 28, 2017 at the same annual salary of $65,000 and on December 16, 2019, Mr. Moore’s agreement was renewed through December 31, 2020 at the same annual salary. As of June 30, 2020 and December 31, 2019, the Company had not yet paid $245,625 and $213,125, respectively, of Mr. Moore’s salary and these amounts are included in accrued officers’ salaries payable at June 30, 2020 and December 31, 2019 (see Note 7).

PostAds, Inc.

Notes to the Financial Statements

June 30, 2020

(unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued)

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

On October 1, 2016, the Company entered into an agreement with Colm J. King to act as the Company’s Chief Financial Officer. Pursuant to the terms of the one (1) year agreement, the Company will pay aggregate consideration of $48,000 in cash and issued 1,000,000 shares of common stock on October 1, 2016, valued at the contemporaneous private placement offering price of $0.10 per share resulting in a total value of $100,000 for financial accounting purposes with the total amount to be expensed over the term of the agreement through September 30, 2017. On October 1, 2017, the Company renewed its agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional one (1) year term commencing October 1, 2017 at the same annual salary of $48,000. On November 15, 2018, the Company resolved to renew the agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional year commencing on October 1, 2018. Pursuant to the terms of the one (1) year renewal, the Company will pay aggregate consideration of $52,000, consisting of $48,000 in cash and issue 2,000,000 shares of common stock valued at the nominal price of $0.002 per share resulting in a total value of $4,000 for financial accounting purposes with the total amount to be expensed over the term of the renewal period through September 30, 2019. On December 16, 2019, Mr. King’s agreement was renewed through September 30, 2020 at the annual salary of $48,000. As of June 30, 2020 and December 31, 2019, the Company had not yet paid $180,000 and $156,000, respectively, of Mr. King’s salary and these amounts are included in accrued officers’ salaries payable at June 30, 2020 and December 31, 2019 (see Note 7). $1,000 of the total stock value of $4,000 was expensed in 2018 with the remaining $3,000 value expensed during 2019.

Legal Proceedings

As of June 30, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

NOTE 12 – RELATED PARTY TRANSACTIONS

Accrued officers’ salaries payable in the amounts of $425,625 and $369,125 are recorded on the Company’s books at June 30, 2020 and December 31, 2019, respectively. (See Note 7 – LIABILITIES)

Advances payable – officer in the amounts of $153,209 and $119,845 are recorded on the Company’s books at June 30, 2020 and December 31, 2019, respectively. (See Note 8 – ADVANCES)

Loan payable – related party in the amount of $20,000 is recorded on the Company’s books at June 30, 2020 and December 31, 2019. (See Note 9 – LOAN PAYABLE)

On October 1, 2017, the Company renewed its agreement with Kenneth T. Moore to act as the Company’s Chief Executive Officer for an additional two (2) year term commencing December 28, 2017 at the same annual salary of $65,000 and on December 16, 2019, Mr. Moore’s agreement was renewed through December 31, 2020 at the same annual salary. (See Note 11 – COMMITMENTS AND CONTINGENCIES - Employment Agreements)

On November 15, 2018, the Company renewed its agreement with Colm J. King to act as the Company’s Chief Financial Officer for an additional year commencing on October 1, 2018. Pursuant to the terms of the one (1) year renewal, the Company will pay aggregate consideration of $52,000, consisting of $48,000 in cash and issue 2,000,000 shares of common stock. On December 16, 2019, Mr. King’s agreement was renewed through September 30, 2020 at the annual salary of $48,000. (See Note 11 – COMMITMENTS AND CONTINGENCIES - Employment Agreements)

NOTE 13 - SUBSEQUENT EVENTS

During the period from July 1, 2020 through August 13, 2020, the Company’s Chief Executive Officer advanced $725 to the Company to pay general and administrative expenses.

On July 17, 2020, the Company entered into, and on July 23, 2020 consummated an agreement (the “Exchange Agreement’) with Breyon Prescott, the sole stockholder of glacier worldwide inc., a Nevada corporation (“Glacier”), pursuant to which the Company acquired 100% of the outstanding shares of Glacier in exchange for 78,000,000 shares of the Company’s common stock (the “Acquisition”).

In connection with the Acquisition, 18,000,000 of the 40,036,400 shares held by the then existing stockholders of the Company were cancelled. Consequently, Mr. Prescott now owns approximately 78% of the Company’s outstanding shares. In addition, the Company and Messrs. Kenneth Moore and Colm King, terminated their respective Employment Agreements and the Company obtained releases from Mr. Moore and Mr. King, of all obligations due to them from the Company, including the obligations for accrued salary and advances and loans made to the Company.

The foregoing description of the Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the document, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company dated July 17, 2020.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Forward - Looking Statement

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes to those statements included in this Form 10-Q and with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). You should specifically consider the various risk factors identified in our 2019 Form 10-K, that could cause actual results to differ materially from those anticipated in these forward-looking statements. References to “we,” “our,” or “us” in this section refer to PostAds, Inc. and its subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On July 17, 2020, we entered into, and on July 23, 2020 consummated an agreement (the “Exchange Agreement’) with Breyon Prescott, the sole stockholder of glacier worldwide inc., a Nevada corporation (“Glacier”), pursuant to which we acquired 100% of the outstanding shares of Glacier in exchange for 78,000,000 shares of our common stock.

Glacier was formed by Mr. Prescott to leverage his experience and contacts in the music, entertainment, sports and media industries as well as his ability to develop branding opportunities for his clients. Glacier intends to not only manage the careers of its clients but to facilitate their development and marketing of branded products and multimedia across a variety of industries, including footwear, fashion, leisurewear, sports apparel and accessories. Mr. Prescott is currently recruiting others to join the Company’s management team to accelerate the growth of Glacier’s business.

In connection with the Acquisition, 18,000,000 of the 40,036,400 shares held by the existing stockholders of the Company were cancelled. Consequently, Mr. Prescott now owns approximately 78% of the Company’s outstanding shares.

Our principal executive office is located at 10390 Santa Monica Boulevard, Los Angeles, California 90025 and our telephone number is 305 799 8844. Our website is located at www.PostAds.com.

Unless the context otherwise requires, for periods prior to June 30, 2020, we use the terms “PostAds,” “PostAds MarketPlace,” the “Company,” “we,” “us” and “our” to refer to PostAds, Inc.

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

We completed our initial website in August of 2015 and completed enhanced features of our site in April of 2016. Since our inception, we have placed over 25,906 free ads and obtained 7,405 registered users of the Post Ads marketplace.

Our key activities to date include: (i) development of the business plan and plan of operations for the Post Ads Marketplace; (ii) development of the retail and fee-for-service features of the Post Ads Marketplace (iii) development of the auction platform of the Post Ads Marketplace; (iv) creation of our classified ad categories and features for the Post Ads Marketplace; (v) entering into an agreement with our website developer; (vi) creating features allowing visitors to become registered users of our online marketplace (vii) setting up our initial website to generate registered users, (viii) obtaining 7,405 registered users, (ix) placing more than 25,906 ads without charge and screening the ads prior to placement to ensure compliance with our terms of service, and (x) completing our website and enhancing its features including functionality and security features.

The PostAds Marketplace

Our marketplace is structured so that we offer sellers free listings in all categories other than employment and personal ads so that we can continuously increase our registered users. As the number of visitors for free product and service listings grows, the PostAds marketplace will become an attractive platform for sellers and other businesses seeking to purchase listing enhancements and advertising for their products and services. For sellers of goods and services, our goal is to provide the most effective and economical posting of ads on the internet. Sellers can post classified ads for free for products and services. All users of the site can view all posted ads without charge. Because we are an internet based business, our success depends upon attracting visitors to our site. To date, we have placed over 25,906 ads without charge on the PostAds Marketplace. This resulted in 7,405 registered non-paying users.

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

Executing our initial marketing strategy and plan was dependent upon raising sufficient capital through the placement of our common stock or issuance of debt securities. On September 22, 2015, the Company prepared an offering to raise capital in the amount of $200,000 by offering up to 4,000,000 shares of its common stock at $.05 per share, from which we sold 2,978,400 shares of common stock to nineteen (19) persons at the price of $.05 per share for aggregate proceeds of approximately $148,920. With the limited capital raised in the above offering we were able to execute our initial marketing strategy and plan, but management decided to postpone the continuation and initiation of additional marketing programs until additional capital can be raised from the sale of our securities or financing can be secured. Under the leadership of Mr. Prescott we may seek to enter into other lines of business. At such time as we do so, we will determine whether the PostAds Marketplace is complementary to these activities and whether or how much capital and attention to devote to its further development.

Results of Operations

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

On July 23, 2020 we consummated the Exchange Agreement with Breyon Prescott. Mr. Prescott now owns approximately 78% of our outstanding common shares. Pursuant to the Exchange Agreement we acquired 100% of the outstanding shares of Glacier. Glacier was formed by Mr. Prescott to leverage his experience and contacts in the music, entertainment, sports and media industries as well as his ability to develop branding opportunities for his clients. Mr. Prescott is currently recruiting others to join the Company’s management team to accelerate the growth of Glacier’s business and investigating other businesses which may be acquired by us. Acceleration of the growth of our current business, beginning a new line of business or acquiring a new business will require substantial capital which may not be available to us or, if available, may not be available on reasonable terms. We may choose to raise capital through sales of our equity securities, which is likely, or borrowing money secured by our assets. If we were to sell equity securities, it would result in dilution to current holders of our common stock and if funds are borrowed and we were to fail to timely pay amounts due, the lender could foreclose on any lien it may have on our assets in which event holders of our securities would lose their entire investment.

The accompanying unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $2,615,028, $634,308 and $634,308, respectively, at June 30, 2020 and for the six months ended June 30, 2020 the Company had a net loss and net cash used in operating activities of $108,421 and $30,223, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to attain future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities when they come due. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Results and comparison of the three month periods ended June 30, 2020 and 2019

The Company had minimal revenues of $21 and $47 for the three month periods ended June 30, 2020 and 2019

Operating expenses were $62,113 and $41,311 for the three month periods ended June 30, 2020 and 2019, respectively.

Operating expenses consisted of $28,250 of officer compensation and $33,863 of general and administration expenses for the three month period ended June 30, 2020. Operating expenses consisted of $31,750 of officer compensation and $9,561 of general and administration expenses for the three month period ended June 30, 2019.

Interest expense was $500 for each of the three month periods ended June 30, 2020 and 2019.

The Company had net losses of $62,592 and $41,764 for the three month periods ended June 30, 2020 and 2019, respectively.

Based on 40,036,400 weighted average shares outstanding for the three months ended June 30, 2020, the loss per share was less than one cent.

Results and comparison of the six month periods ended June 30, 2020 and 2019

The Company had minimal revenues of $48 and $49 for the six month periods ended June 30, 2020 and 2019. The nominal revenue of $48 for the six month period ended June 30, 2020 is the result of users purchasing ad enhancements, even though we had not yet initiated our marketing programs.

Operating expenses were $107,469 and $75,103 for the six month periods ended June 30, 2020 and 2019, respectively.

Operating expenses for the six month period ended June 30, 2020 consisted of $56,500 of officer compensation and $50,969 of general and administration expenses. Operating expenses for the six month period ended June 30, 2019 consisted of $63,500 of officer compensation and $11,603 of general and administration expenses.

Interest expense was $1,000 for each of the six month periods ended June 30, 2020 and 2019.

The Company had net losses of $108,421 and $76,054 for the six month periods ended June 30, 2020 and 2019, respectively.

Based on 40,036,400 weighted average shares outstanding for the six months ended June 30, 2020, the loss per share was less than one cent.

Liquidity and Capital Reserves

Sources of Liquidity

For the six month period ending June 30, 2020, we generated revenues of $48 from our business operations. We funded our working capital requirements through non-interest bearing advances of $33,364 to the Company by the Company’s Chief Executive Officer, utilized to pay general and administrative expenses.

We are attempting to raise additional equity financing and procure loans to fund our future operations, to accelerate the growth of Glacier’s business and investigate other businesses which may be acquired by us. Acceleration of the growth of our current business, beginning a new line of business or acquiring a new business will require substantial capital which may not be available to us or, if available, may not be available on reasonable terms. We may choose to raise capital through sales of our equity securities, which is likely, or borrowing money secured by our assets. If we were to sell equity securities, it would result in dilution to current holders of our common stock and if funds are borrowed and we were to fail to timely pay amounts due, the lender could foreclose on any lien it may have on our assets in which holders of our securities would lose their entire investment. There is no assurance we will succeed in our efforts to raise additional financing. We have not generated meaningful revenues from our business operations and are dependent on our ability to raise capital. If we are unable to raise all the capital we require we may have to reduce our planned expenditures to a level where we can continue to operate until we obtain necessary financing. If we cannot obtain such financing and do not generate sufficient revenue to fund our operations, we may have to curtail or cease operations.

We are dependent on the sale of our securities to fund our operations and will remain so until we generate sufficient revenues to pay for our operating costs. Our shareholders, officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans or financial guarantees. We currently have no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

If we are unable to raise funds through the sale of our equity securities, we will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that we will be able to raise the capital we need for our operations from the sale of our securities. We have not located any sources for these funds and may not be able to do so in the future. We expect that we will seek additional financing in the future. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to cease operations. If we fail to raise funds we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was $30,223 in the six months ended June 30, 2020, primarily as a result of the net loss of $108,421 offset by accrued officer’s salaries of $56,500 and accrued liabilities of $23,198.

Net cash used in operating activities was $17,185 in the six months ended June 30, 2019, primarily as a result of the net loss of $76,054 offset by accrued officer’s salaries of $56,500 and amortization of prepaid stock based officer compensation of $7,000.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 in the six month periods ended June 30, 2020 and 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $33,355 in the six months ended June 30, 2020 and was attributable to proceeds from related party advances.

Net cash provided by financing activities was $17,396 in the six months ended June 30, 2019 and was attributable to proceeds from related party advances.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required financial and other required disclosures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Chief Executive Officer who is also our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at June 30, 2020, our disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that effective upon the closing of our acquisition of Glacier, Com King, our Chief Financial Officer resigned from all positions in our Company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There is no pending litigation to which the Company is presently a party or to which the Company’s property is subject and management is not aware of any litigation which may arise in the future.

Item 1A. Risk Factors

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our 2019 Form 10-K, which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in the 2019 Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2020, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement dated July 17. 2020, between the Company and Breyon Prescott. (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed on July 23, 2020.)

3.1	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed on July 23, 2020.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSTADS, INC.

Dated: August 19, 2020	By:	/s/ Breyon Prescott
Breyon Prescott
President
(Principal Executive Officer)

