Form 10-Q
period 2020-09-30
Glacier Worldwide, Inc.
filed 2022-02-23
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-208931

GLACIER WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Nevada	35-2539888
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10390 Santa Monica Boulevard, Los Angeles, California 90025

(Address of principal executive offices)

PostAds, Inc.

2332 NW 87th Drive, Coral Springs, Florida 33065

(Former name and former address of principal executive offices)

310-359-6791

(Issuer’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which Registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of February 11, 2022, there were outstanding 100,577,900 shares of the registrant’s common stock.

GLACIER WORLDWIDE, INC.

FORM 10-Q

September 30, 2020

2

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLACIER WORLDWIDE, INC.

(Formerly PostAds, Inc.)

Glacier Worldwide, Inc.

(Formerly PostAds, Inc.)

Condensed Consolidated Balance Sheet

(Unaudited)

As of
September 30,
2020
ASSETS
Current Assets
Cash	$6
Total current assets	6

Total Assets	$6

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	104,231
Total current liabilities	104,231

Total Liabilities	104,231

Stockholders’ Deficit
Preferred stock: 10,000,000 shares authorized; $0.001 par value no shares issued and outstanding	-
Common stock: 150,000,000 shares authorized; $0.001 par value 100,036,400 shares issued and outstanding at September 30, 2020	100,036
Additional paid in capital	(124,197)
Subscription payable	10,000
Accumulated deficit	(90,064)
Total Stockholders’ Deficit	(104,225)
Total Liabilities and Stockholders’ Deficit	$6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

(Formerly PostAds, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	April 22, 2020 (Inception) to
	September 30,	September 30,
	2020	2020

Revenue	$-	$-

Operating Expenses
General and administrative	2,925	1,294
Professional fees	10,619	88,770
Total Operating Expenses	13,544	90,064

Loss from operations	(13,544)	(90,064)

Loss before provision for Income Taxes	(13,544)	(90,064)

Provision for Income Taxes	-	-

Net Loss	$(13,544)	$(90,064)

Net loss per common share: Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: Basic and Diluted	88,211,991	88,211,991

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

(Formerly PostAds, Inc.)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Period of April 20, 2020 (Inception) to September 30, 2020

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid in Capital	Subscription Payable	Accumulated Deficit	Total

April 22, 2020 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common shares to founder	78,000,000	78,000	(78,000)	-	-	-
Net loss	-	-	-	-	(13,544)	(13,544)
Balance - June 30, 2020	78,000,000	78,000	(78,000)	-	(13,544)	(13,544)
Reverse acquisition adjustment	22,036,400	22,036	(53,762)	-	-	(29,726)
Debt forgiveness - related party	-	-	5,565	-	-	5,565
Subscription payable	-	-	-	10,000	-	10,000
Net loss	-	-	-	-	(76,520)	(76,520)
Balance - September 30, 2020	100,036,400	$100,036	$(126,197)	10,000	$(90,064)	$(104,225)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

(Formerly PostAds, Inc.)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

April 22, 2020
(Inception) to
September 30,
2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(90,064)
Changes in current assets and liabilities:	-
Accounts payable and accrued liabilities	79,399
Net cash used in operating activities	(10,665)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiary	781
Net cash provided by Investing Activities	781

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from advances payable - related party	50
Repayment of advances payable - related party	(160)
Proceed from stock subscription	10,000
Net cash provided by Financing Activities	9,890

Net cash increase for the period	6
Cash at beginning of period	-
Cash at end of period	$13

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-
Cash paid for interest	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debts forgiveness - related party	$5,565
Issuance of common stock for reverse acquisition	$78,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

(Formerly PostAds, Inc.)

Notes to condensed consolidated financial statements

September 30, 2020

(Unaudited)

NOTE 1 - ORGANIZATION, BUSINESS AND LIQUIDITY

Organization and Operations

Glacier Worldwide, Inc. (the “Company”) was formed on August 17, 2015, originally as PostAds, Inc., in the State of Nevada as a reorganization of a sole proprietor business with an inception date of August 26, 2013. The business was formed to provide an online platform at www.PostAds.com that offers an alternative marketplace for buyers and sellers of both new and pre-owned goods and service items (including jobs) together in an online market place that offers both retailers and service providers a forum to advertise and promote their goods and services while providing consumers a cost-effective way of locating and purchasing goods and services. On January 6, 2021, the Company changed its name to Glacier Worldwide, Inc. (the “Company”).

The Company is in the early stage since it has not commenced planned principal operations. Its activities since inception include devoting substantially all of its efforts to business planning and development. Additionally, it has allocated a substantial portion of its time and investment to the completion of development activities to launch its marketing plan and generate revenues and to raising capital. The Company has generated minimal revenue from operations. The Company’s activities during the development stage are subject to significant risks and uncertainties.

Share Exchange and Reorganization

On or about July 17, 2020 (the “Effective Date”), Drnq Budz Inc. (“DB”), was acquired by Glacier Worldwide Inc. and became a 100% subsidiary of the Company. Furthermore, the Company entered into and closed on a share exchange agreement with DB and its shareholder.

Pursuant to the terms of the share exchange agreement, the Company issued 78,000,000 shares of its unregistered common stock to the shareholder of DB in exchange for one hundred (100) shares of DB’s common stock, representing 100% of its issued and outstanding common stock. DB became a wholly owned subsidiary of the Company.

Per the terms and subject to the condition of the share exchange agreement, the Company canceled 2,000,000 shares of Series A Convertible Preferred Stock and 18,000,000 shares of common stock, at the time of the share exchange.

Recapitalization

For financial accounting purposes, this transaction was treated as a reverse acquisition by DB, and resulted in a recapitalization with DB being the accounting acquirer and Glacier Worldwide Inc. as the acquired company. The consummation of this reverse acquisition resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, DB and have been prepared to give retroactive effect to the reverse acquisition completed on the Effective Date, and represent the operations of DB. The consolidated financial statements after the acquisition date, July 17, 2020, include the balance sheets of both companies at historical cost, the historical results of DB and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

Going Concern Matters

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company has incurred operating losses of $90,064 during the period of April 22, 2020 (inception) to September 30, 2020 and has an accumulated deficit of $90,064 as of September 30, 2020. In addition, current liabilities exceed current assets by $104,225 as of September 30, 2020.

Management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, shareholder loans, and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available to the Company, it may be required to curtail or cease its operations.

Due to uncertainties related to these matters, there exists a substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of September 30, 2020, the date of issuance of this Interim Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiary, Drnq Budz Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of less than ninety days at the date of purchase. We maintain cash and cash equivalent balances with financial institutions that exceed federally-insured limits. We have not experienced any losses related to these balances, and we believe credit risk to be minimal. The Company does not have any cash equivalents.

Basic and Diluted Net Loss per Common Share

Pursuant to authoritative guidance, basic net income and net loss per share are computed by dividing the net income and net loss by the weighted average number of common shares outstanding. Diluted net income and net loss per share is the same as basic net income and net loss per share when their inclusion would have an anti-dilutive effect due to our continuing net losses.

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

•	Level 1—Quoted market prices for identical assets or liabilities in active markets or observable inputs;
•	Level 2—Significant other observable inputs that can be corroborated by observable market data; and
•	Level 3—Significant unobservable inputs that cannot be corroborated by observable market data.

The carrying amounts of cash, accounts payable and accrued liabilities, loans payable and due to related parties approximate fair value because of the short-term nature of these items.

Share-Based Compensation

Employees - The Company accounts for share-based compensation under the fair value method which requires all such compensation to employees, including the grant of employee stock options, to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the consolidated statement of operations over the requisite service period.

Nonemployees - The Company accounts for share-based compensation to non-employees under the fair value method which requires all such compensation to be calculated based on the fair value at the measurement date (generally the grant date), and recognized in the statement of operations over the requisite service period.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense. The Company has not recognized any tax benefits from uncertain tax positions for any of the reporting periods presented.

Revenue Recognition

Revenue related to contracts with customers is evaluated utilizing the following steps: (i) Identify the contract, or contracts, with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; (v) Recognize revenue when the Company satisfies a performance obligation.

The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 which was adopted at the beginning of fiscal year 2018 using the modified retrospective method. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 - RELATED PARTY CONSIDERATIONS

During the period ended September 30, 2020, former related party advanced $50 and the Company repaid $160 of advances. In connection with acquisition of subsidiary, the due to former related party of $5,565 was forgiven and recognized as additional paid-in- capital.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 10,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

As of September 30, 2020, the Company had no shares of Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 150,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the period from April 22, 2020 (inception) to September 30, 2020, the Company issued common shares as follows:

•	78,000,000 shares of commons stock for the acquisition of DB.

As at September 30, 2020 the Company had 100,036,400 shares of common stock issued and outstanding.

NOTE 5 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of filling these condensed consolidated financial statements were available to be issued.

The Company issued 541,500 shares of common stock to unaffiliated investors for proceeds of $270,750.

Item 2. Management’s Discussion and Analysis Of Financial Condition and Results of Operations.

Cautionary Forward - Looking Statement

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes to those statements included in this Form 10-Q and with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). You should specifically consider the various risk factors identified in our 2019 Form 10-K, that could cause actual results to differ materially from those anticipated in these forward-looking statements. References to “we,” “our,” or “us” in this section refer to Glacier Worldwide, Inc. or PostAds, Inc. and its subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Organization and Operations

Glacier Worldwide, Inc. (the “Company”) was formed on August 17, 2015, originally as PostAds, Inc., in the State of Nevada as a reorganization of a sole proprietor business with an inception date of August 26, 2013. The business was formed to provide an online platform at www.PostAds.com that offers an alternative marketplace for buyers and sellers of both new and pre-owned goods and service items (including jobs) together in an online market place that offers both retailers and service providers a forum to advertise and promote their goods and services while providing consumers a cost-effective way of locating and purchasing goods and services. On January 6,2021, the Company changed its name to Glacier Worldwide, Inc. (the “Company”).

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

Share Exchange and Reorganization

On or about July 17, 2020 (the “Effective Date”), Drnq Budz Inc. (“DB”), was acquired by Glacier Worldwide Inc. and became a 100% subsidiary of the Company. Furthermore, the Company entered into and closed on a share exchange agreement with DB and its shareholder.

Pursuant to the terms of the share exchange agreement, the Company issued 78,000,000 shares of its unregistered common stock to the shareholder of DB in exchange for one hundred (100) shares of DB’s common stock, representing 100% of its issued and outstanding common stock. DB became a wholly owned subsidiary of the Company.

Per the terms and subject to the condition of the share exchange agreement, the Company canceled 2,000,000 shares of Series A Convertible Preferred Stock and 18,000,000 shares of common stock, at the time of the share exchange.

Recapitalization

For financial accounting purposes, this transaction was treated as a reverse acquisition by DB, and resulted in a recapitalization with DB being the accounting acquirer and Glacier Worldwide Inc. as the acquired company. The consummation of this reverse acquisition resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, DB and have been prepared to give retroactive effect to the reverse acquisition completed on the Effective Date, and represent the operations of DB. The consolidated financial statements after the acquisition date, July 17, 2020, include the balance sheets of both companies at historical cost, the historical results of DB and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization

Our principal executive office is located at 10390 Santa Monica Boulevard, Los Angeles, California 90025 and our telephone number is 305-799-8844. Our website is located at www.PostAds.com.

Unless the context otherwise requires, for periods prior to September 30, 2020, we use the terms “ Glacier” “PostAds,” “PostAds MarketPlace,”“ the “Company,” “we,” “us” and “our” to refer to Glacier Worldwide, Inc.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of September 30, 2020, the date of issuance of this Interim Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the period of April 22, 2020 (inception) to September 30, 2020, which are included herein.

Our operating results for the three months ended September 30, 2020 and from April 22, 2020 (inception) to September 30, 2020 for the respective items are summarized as follows

Results of Operations for the three months ended September 30, 2020

Three Months Ended
September 30,
2020
Revenue	$-
Operating expenses	13,544
Net loss	$(13,544)

We had a net loss, solely from operating expenses, of $13,544 for the three months ended April 30, 2020.

Operating expenses for the three months ended September 30,2020 were $13,544. The operating expenses were primarily attributed to professional fees of $10,619 for legal and maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general and administrative expense of $2,925.

Results of Operations for the period of April 22, 2020 (inception) to September 30, 2020

April 22, 2020
(Inception) to
September 30,
2020
Revenue	$-
Operating expenses	90,064
Net loss	$(90,064)

During the period of April 22, 2020 (inception) to September 30,2020, the Company generated no revenue.

We had a net loss of $90,064, primarily from operating expenses, for the period of inception April 22, 2020 (inception) to September 30, 2020.

The operating expenses were primarily attributed to professional fees of $88,770 for legal fees and general and administrative expense of $1,294.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2020.

Working Capital

September 30,
2020
Current Assets	$6
Current Liabilities	$104,231
Working Capital Deficit	$(104,225)

As of September 30, 2020, our total current assets were $6 which were comprised of $6 in cash.

As of September 30, 2020, our current liabilities were $104,231 which were comprised of $104,231 in accounts payable and accrued liabilities.

As of September 30, 2020, our working capital deficit was $104,225.

Cash Flow Data:

April 22, 2020
(Inception) to
September 30,
2020
Cash (used) in operating activities	$(10,665)
Net cash provided by investing activities	781
Cash provided by financing activities	9,890
Net Change in Cash for period	$6

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the period of inception April 22, 2020 (inception) to September 30, 2020, net cash flows used in operating activities was $10,665, consisting of a net loss of $90,064, reduced by an increase in accounts payable and accrued liabilities of $79,399.

Cash Flows from Investing Activities

Net cash provided by investing activities of $781, is in conjunction with share exchange agreement and reorganization dated July 17, 2020 with Drnq Budz Inc., which was acquired by the Company.

Cash Flows from Financing Activities

We have financed our operations from related party loans and stock subscription. For the period of inception April 22, 2020 (inception) to September 30, 2020, we received $10,000 from stock subscription, $50 advances from related party loans and repaid $160 advances from related party loans.

Going Concern

As of September 30, 2020, our company had a net loss of $90,064 and has earned no revenues. Our Company intends to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2020. The ability of our Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings or through debt financing. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe there are no material estimates or assumptions with levels of subjectivity and judgement necessary to be considered critical accounting policies.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Chief Executive Officer who is also our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at September 30, 2020, our disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There is no pending litigation to which the Company is presently a party or to which the Company’s property is subject and management is not aware of any litigation which may arise in the future.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2020, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

2.1*	Share Exchange Agreement dated July 17. 2020, between the Company and Breyon Prescott. (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed on July 23, 2020.)

3.1*	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed on July 23, 2020.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

 *Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSTADS, INC.

Dated: February 23, 2022	By:	/s/ Breyon Prescott
Breyon Prescott
President
(Principal Executive Officer)

