Form 10-K
period 2020-12-31
Glacier Worldwide, Inc.
filed 2022-04-11
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to _________

Commission File Number:  333-208931

Glacier Worldwide, Inc.

(Exact name of registrant as specified in its charter)

Nevada	35-2539888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10390 Santa Monica Blvd., Los Angeles CA	90025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 359-6791

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $0, as there is no active trading market in our common stock.

As of April 11, 2022, there were 100,617,900 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements include, among others, those statements including the words "believes", "anticipates", "expects", "intends", "estimates", "plans" and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include our ability to raise capital when needed and on acceptable terms; our ability to make acquisitions and integrate acquired businesses into our company; our ability to attract and retain management; the intensity of competition; changes in the political and regulatory environment and in business and economic conditions in the United States and globally; and the continuing effect of the Covid-19 pandemic. These risks and others described under the section "Risk Factors" below are not exhaustive.

Given these uncertainties, readers of this Annual Report are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Annual Report to the "Company", "we", "us", or "our", are to Glacier Worldwide, Inc., a Nevada corporation.

PART I

ITEM 1. BUSINESS

Overview

The Company was formed on August 17, 2015 in the State of Nevada under the name PostAds, Inc. to provide an online market place.

On July 17, 2020, we entered into, and on July 23, 2020 consummated an agreement (the “Exchange Agreement’) with Breyon Prescott, pursuant to which Mr. Prescott contributed his wholly-owned subsidiary (“Drnq Budz” or the “Subsidiary”) to the Company in consideration for 78,000,000 shares of our common stock.

The Subsidiary was formed by Mr. Prescott to leverage his experience and contacts in the music, entertainment, sports and media industries as well as his ability to develop branding opportunities for his clients. Glacier intends to not only manage the careers of its clients but to facilitate their development and marketing of branded products and multimedia across a variety of industries, including footwear, fashion, leisurewear, sports apparel and accessories.

In connection with the Exchange Agreement, 18,000,000 shares of the 40,036,400 shares of Common Stock and 2,000,000 shares of Series A Convertible Preferred Stock held by the existing stockholders of the Company were cancelled. Consequently, Mr. Prescott now owns approximately 78% of the Company’s outstanding shares.

On January 6, 2021, the Company changed its name from PostAds, Inc. to Glacier Worldwide, Inc. with the Secretary of State of Nevada.

Our principal executive office is located at 10390 Santa Monica Boulevard, Los Angeles, California 90025 and our telephone number is (310) 359-6791.

Shell Company Status

We are currently a shell company, as that term is defined in Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”). Going forward, our main business operations consist of seeking a business combination with a private entity whose business would present an opportunity for its shareholders.

Our objectives discussed below are extremely general and are not intended to restrict discretion of our Board of Directors to search for and enter into potential business opportunities or to reject any such opportunities.

Given Mr. Prescott’s experience and network, we hope to leverage his experience and contacts in the music, entertainment, sports and media industries. However, we will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire or combine with a venture that is in its preliminary or early stages of development, one that is already in operation, or one that is in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We believe that there are numerous companies seeking the perceived benefits of a publicly registered corporation. These benefits are commonly thought to include the following:

•	the ability to use registered securities to acquire assets or businesses;
•	increased visibility in the marketplace;
•	greater ease of borrowing from financial institutions;
•	improved stock trading efficiency;
•	greater shareholder liquidity;
•	greater ease in subsequently raising capital;
•	ability to compensate key employees through stock options and other equity awards;
•	enhanced corporate image; and
•	a presence in the United States capital markets.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on that market.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our company that the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our existing shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership of our existing shareholders may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

Competition

We expect to encounter substantial competition in our efforts to identify and consummate a transaction with a business opportunity. The primary competition will be from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals, all of which may have substantially greater financial and other resources than we do. In view of our limited financial resources and limited management availability, we may be at a competitive disadvantage compared to our competitors.

Employees

We presently have no employees apart from Breyon Prescott, our sole officer and director. Mr. Prescott is engaged in outside business activities and anticipates that he will devote to our business limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

We intend to hire additional management and other support personnel when we have reached a point in our proposed growth that would allow for such employment. In the interim, we will rely upon consultants to assist us in identifying and investigating acquisition opportunities.

Reports to Security Holders

We file annual, quarterly and current reports and other information with the SEC. You may read and copy any reports, statement or other information that we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (202) 551-8090 for further information on the public reference room. These SEC filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the SEC at http://www.sec.gov.

Item 1A Risk Factors

Risks Related to Our Financial Condition

There is substantial doubt about our ability to continue as a going concern as a result of our limited operating history and financial resources, and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

For the period from April 22, 2020 (inception) to December 31, 2020, we incurred net losses of $193,622. As a result, our independent registered public accounting firm has included an explanatory paragraph in their audit opinion that we may be unable to continue as a going concern. Our limited operating history and financial resources raises substantial doubt about our ability to continue as a going concern and our financial statements contain a going concern risk disclosure. Our financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

We are an early stage company with no historical performance for you to base an investment decision upon, and we may never become profitable.

We are an early stage company and as of the date of this filing, we have generated minimal revenue from operations. We have generated minimal revenue from operations since our inception. For the period from April 22, 2020 (inception) to December 31, 2020, we incurred net losses of $193,622.

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

We have generated minimal revenue since inception. We will need to obtain additional financing in order to complete our business plan because we have not generated revenues from our operations. We do not have any arrangements for outside financing and we may be unable to locate financing on favorable terms or at all. For the period from April 22, 2020 (inception) to December 31, 2020, we incurred net losses of $193,622. Because we lack historical financial data, including revenue data, our future revenues are unpredictable.

We will require approximately $6,000 per month or $72,000 over the next twelve (12) months to meet our operational costs, which consist of rent, advertising, salaries and other general, administrative expenses and costs of compliance with SEC reporting obligations. As of the date of this Form 10-K, we had no cash on hand which is insufficient to pay for our operating costs for one (1) month. If we do not receive additional financing, we will be unable to implement our business plan which would prevent us from generating revenues and cause you to lose your investment in our common stock.

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

Risks Related to Our Business

We are a shell company and may never be able to effectuate our business plan.

The Company will seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. As a shell company with limited resources we may not be able to successfully effectuate our business plan. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business. We require financing to acquire businesses and implement our business plan. We cannot assure you that we will be successful in obtaining financing or acquiring businesses, or in operating those acquired businesses in a profitable manner.

We expect losses in the future because we have no revenue.

As we have no current revenue, we are expecting losses over the next twelve (12) months because we do not yet have any revenues to offset the expenses associated with our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

If our business plans are not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

Since April 22, 2020 (inception), we have had no revenue. On December 31, 2020, we had an accumulated deficit of $245,384. These factors raise substantial doubt about our ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

We do not have any agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. In the event we complete a business combination, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. We cannot assure you that we will identify a target company and consummate a business combination.

There is competition for those private companies suitable for a merger or combination transaction of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We have not conducted market research to identify business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Management intends to devote only a limited amount of time to seeking a target company, which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, our sole officer and director anticipates devoting limited time to our affairs in total. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

We are dependent on the services of our sole officer to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition opportunities. The loss of services of our sole officer could have a substantial adverse effect on us. The expansion of our business will be largely contingent on our ability to attract and retain highly qualified corporate and operations level management team. We cannot assure you that we will find suitable management personnel or will have financial resources to attract or retain such people if found.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited consolidated financial statements for the company acquired.

The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

We will need to raise additional capital to execute our business plan. If our operations do not produce the necessary cash flow, or if we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors.

We have a need for cash in order to pay obligations currently due in a timely manner, and to finance our business operations. Our continued operations will depend upon the sustainability of cash flow from our ability to raise additional funds, as required, through equity or debt financing. There is no assurance that we will be able to obtain additional funding when it is needed, or that such funding, if available, will be obtainable on terms acceptable to us. If we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors. In addition, should we incur significant presently unforeseen expenses or delays, we may not be able to accomplish our goals.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. We plan to comply with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Markets, one of the national securities exchanges, and the inability of registered broker-dealers to make a market in our Common Stock, which would further reduce our stock price.

Risks Related To Our Management

Should we lose the services of Breyon Prescott, our only officer and sole director, our operations and financial condition may be negatively impacted.

Our future depends on the continued contributions of Breyon Prescott, our only officer and sole director, who would be difficult to replace. Mr. Prescott’s services are critical to the management of our business and operations. We do not maintain key man life insurance on Mr. Prescott. Should we lose the services of Mr. Prescott, we may be unable to replace his services with equally competent and experienced personnel and our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

Breyon Prescott, our Chief Executive Officer, President and sole director has voting control over all matters submitted to a vote of our common stockholders, which will prevent our minority shareholders from having the ability to control any of our corporate actions.

As of March 31, 2022, we had 100,577,900 shares of common stock outstanding, each entitled to one (1) vote per common share. Our President, Chief Executive Officer and director, Breyon Prescott controls 78,000,000 shares which entitle the holder to one (1) vote per share. As such, the aggregate number of common shares controlled by Mr. Prescott effectively entitles him to vote approximately 78,000,000 out of 100,577,900 votes outstanding or 78% of our outstanding common shares on all matters submitted to a vote of our common stockholders. As a result, he has the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election of directors. Mr. Prescott’s control of our voting securities may make it impossible to complete some corporate transactions without his support and may prevent a change in our control. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

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

Our Articles of Incorporation authorize us to issue 150,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock. As of the date of March 31, 2022, we had 100,577,900 shares of common stock and no shares of preferred stock. Accordingly, we may issue up to an 49,422,100 shares of common stock and 10,000,000 shares of blank check preferred stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock. Our board of directors may designate the rights, terms and preferences of our authorized but unissued preferred shares at its discretion including conversion and voting preferences without notice to our shareholders.

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

We have reported material weaknesses in internal controls in the past.

We have reported material weaknesses in internal controls over financial reporting, and we cannot provide any assurances that additional material weaknesses will not be identified in the future or that we can effectively remediate our reported weaknesses.  If our internal controls over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement, or our filings may not be timely, and investors may lose confidence in our reported financial information.

Section 404 of Sarbanes-Oxley requires us to evaluate the effectiveness of our internal control over financial reporting every quarter and as of the end of each year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in each Annual Report on Form 10-K.  Our management, including our Chief Executive Officer, and Chief Financial Officer, do not expect that our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Furthermore, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  Over time, controls may become inadequate because changes in the conditions or deterioration in the degree of compliance with policies or procedures may occur.  Because the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As a result, we cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future or that we can effectively remediate our reported weaknesses.  Any failure to maintain or implement required new or improved controls, or any difficulties we may encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our consolidated financial statements.  Any such failure could also adversely affect the results of periodic management evaluations regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder.  The existence of material weaknesses could result in errors in our consolidated financial statements and subsequent restatements of our consolidated financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common stock. Our shares have not been listed or quoted on any exchange or quotation system.

Holders

As of April 11, 2022 , there were 37 stockholders of record of our common stock.

The 2,000,000 shares of Series A Preferred Stock were canceled as of July 23, 2020.

Dividends

The Company has never paid dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future. It intends to use any future earnings for the expansion of its business. Any future determination of applicable dividends will be made at the discretion of the board of directors and will depend on the results of operations, financial condition, capital requirements and other factors deemed relevant.

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, the Company issued shares of its common stock as follows, pursuant to exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation De promulgated thereunder:

•         On August 1, 2020, 40,000 shares of the Company’s common stock was issued for cash in the amount of $10,000.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements relating to our liquidity, and our plans for our business focusing on cloud-based analytics, storage, and services for drones. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report on Form 10-K. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors.

All forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update such forward-looking statements to reflect events that occur or circumstances that exist after the date of this Annual Report on Form 10-K except as required by federal securities law.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements from April 22, 2020 (Inception) to December 31, 2020, which are included herein.

Our operating results for period of April 22, 2020 (Inception) to December 31, 2020 are summarized as follows

April 22, 2020
(Inception) to
December 31,
2020
Revenue	$-
Operating expenses	193,622
Net Loss	$(193,622)

During the period of April 22, 2020 (Inception) to December 31, 2020, the Company generated no revenues.

We had a net loss of $193,622 for the period of April 22, 2020 (Inception) to December 31, 2020.

Operating expenses for the period of April 22, 2020 (Inception) to December 31, 2020 were $193,622. The operating expenses were primarily attributed to professional fees of $114,298, stock-based acquisition costs of $78,000 and general and administrative expenses of $1,324.

Balance Sheet Data:

December 31,
2020
Cash	$-
Total Assets	$-
Total Liabilities	$129,783
Stockholders' Equity	$(129,783)
Working Capital Deficiency	$(129,783)

As of December 31, 2020, our current assets were $0, and our current liabilities were $129,783 which resulted in working capital deficiency of $129,783. As of December 31, 2020, current liabilities were comprised of $127,283 in accounts payable and accrued liabilities and $2,500 in due to related party.

 Cash Flow Data:

April 22, 2020
(Inception) to
December 31,
2020
Cash used in operating activities	$(10,671)
Net cash provided by investing activities	781
Cash provided by financing activities	9,890
Net Change in Cash for period	$-

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the period of April 22, 2020 (Inception) to December 31, 2020, net cash flows used in operating activities was $10,671, consisting of a net loss of $193,622, reduced by an increase in accounts payable and accrued liabilities of $102,451 and expenses paid by related party of $2,500 and adjusted by stock-based acquisition costs of $78,000, for the issuance of the 78 million common shares at par value of $0.001.

Cash Flows from Investing Activities

Net cash provided by investing activities of $781, is in conjunction with share exchange agreement and reorganization dated July 17, 2020 with Drnq Budz Inc., which was acquired by the Company.

Cash Flows from Financing Activities

We have financed our operations from a related party loans and stock subscription. For the period of April 22, 2020 (Inception) to December 31, 2020, we received $10,000 from the issuance of 40,000 common shares and $50 from advances from related party loans. During the period of April 22, 2020 to December 31, 2020, the Company repaid $160 related party loans.

Going Concern

As of December 31, 2020, our company had a net loss of $193,622 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2021. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLACIER WORLDWIDE, INC.

(Formerly PostAds, Inc.)

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Glacier Worldwide, Inc. (Formerly PostAds, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Glacier Worldwide, Inc. the "Company") as of December 31, 2020 and the related statement of operations, stockholders' equity (deficit), and cash flows for the period from April 22, 2020 (inception) through to December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for period from April 22, 2020 (inception) through to December 31, 2020, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Served as Auditor since 2021

Lakewood, CO

April 11, 2022

Glacier Worldwide, Inc.

(Formerly PostAds, Inc.)

Consolidated Balance Sheet

As of
December 31,
2020
ASSETS
Current Assets
Cash	$-
Total current assets	-

Total Assets	$-

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$127,283
Due to related party	2,500
Total current liabilities	129,783

Total Liabilities	129,783

Stockholders' Deficit

Series A Preferred stock: 10,000,000 shares authorized; $0.001 par value no shares issued and outstanding	-
Common stock: 150,000,000 shares authorized; $0.001 par value 100,076,400 shares issued and outstanding at December 31, 2020	100,076
Additional paid in capital	15,525
Accumulated deficit	(245,384)
Total Stockholders' Deficit	(129,783)
Total Liabilities and Stockholders' Deficit	$-

The accompanying notes are an integral part of these consolidated financial statements.

Glacier Worldwide, Inc.

(Formerly PostAds, Inc.)

Consolidated Statement of Operations

April 22, 2020
(Inception) to
December 31,
2020

Revenue	$-

Operating Expenses
General and administrative	1,324
Professional fees	114,298
Stock based acquisition fees	78,000
Total Operating Expenses	193,622

Loss from operations	(193,622)

Loss Before Provision for Income Taxes	(193,622)

Provision for Income Taxes	-

Net Loss	$(193,622)

Net loss per common share: Basic and Diluted	$(0.00)

Weighted average number of common shares outstanding: Basic and Diluted	92,461,388

The accompanying notes are an integral part of these consolidated financial statements.

Glacier Worldwide, Inc.

(Formerly PostAds, Inc.)

Consolidated Statement of Changes in Stockholders’ Deficit

For the Period of April 22, 2020 (Inception) to December 31, 2020

			Additional
	Common Stock		Paid in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total

April 22, 2020 (Inception)	-	$-	$-	$-	$-
Issuance of common shares to founder	78,000,000	78,000	-	-	78,000
Reverse acquisition adjustment	22,036,400	22,036	-	(51,762)	(29,726)
Debt forgiveness - related party	-	-	5,565	-	5,565
Issuance of common stock	40,000	40	9,960	-	10,000
Net loss	-	-	-	(193,622)	(193,622)
Balance - December 31, 2020	100,076,400	$100,076	$15,525	$(245,384)	$(129,783)

The accompanying notes are an integral part of these consolidated financial statements.

Glacier Worldwide, Inc.

(Formerly PostAds, Inc.)

Consolidated Statement of Cash Flows

April 22, 2020
(Inception) to
December 31,
2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(193,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based acquisition costs	78,000
Changes in current assets and liabilities:
Accounts payable and accrued liabilities	102,451
Expenses paid by related party	2,500
Net cash used in operating activities	(10,671)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiary	781
Net cash provided by Investing Activities	781

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances payable -related party	50
Repayment of advances payable - related party	(160)
Proceeds from common stock issuance	10,000
Net cash provided by Financing Activities	9,890

Net change in cash for the period	-
Cash at beginning of period	-
Cash at end of period	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-
Cash paid for interest	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debts forgiveness - related party	$5,565

The accompanying notes are an integral part of these consolidated financial statements.

Glacier Worldwide, Inc.

(Formerly PostAds, Inc.)

Notes to Consolidated Financial Statements

December 31, 2020

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

Share Exchange and Reorganization

On or about July 17, 2020 (the “Effective Date”), Drnq Budz Inc. (“DB”), merged into Glacier Worldwide Inc. and became a 100% subsidiary of the Company. Furthermore, the Company entered into and closed on a share exchange agreement with DB and its shareholder.

Pursuant to the terms of the share exchange agreement, the Company issued 78,000,000 shares of its unregistered common stock to the shareholder of DB in exchange for one (1) share of DB common stock, representing 100% of its issued and outstanding common stock. DB became a wholly owned subsidiary of the Company.

Per the terms and subject to the condition of the share exchange agreement, the Company canceled 2,000,000 shares of Series A Convertible Preferred Stock and 18,000,000 shares of common stock, at the time of the share exchange.

Recapitalization

For financial accounting purposes, this transaction was treated as a reverse acquisition by DB, and resulted in a recapitalization with DB being the accounting acquirer and Glacier Worldwide Inc. as the acquired company. The consummation of this reverse acquisition resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, DB and have been prepared to give retroactive effect to the reverse acquisition completed on the Effective Date and represent the operations of DB.  The consolidated financial statements after the acquisition date, July 17, 2020, include the balance sheets of both companies at historical cost, the historical results of DB and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company has incurred operating losses of $193,622 during the period of April 22, 2020 (Inception) to December 31, 2020, and has an accumulated deficit of $245,384 as of December 31, 2020. In addition, current liabilities exceed current assets by $129,783 as of December 31, 2020.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of December 31, 2020, the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with GAAP and are presented in US dollars. The Company uses the accrual basis of accounting and has adopted a December 31 fiscal year end.

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

ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

●    Level 1-Quoted market prices for identical assets or liabilities in active markets or observable inputs;

●    Level 2-Significant other observable inputs that can be corroborated by observable market data; and

●    Level 3-Significant unobservable inputs that cannot be corroborated by observable market data.

The carrying amounts of cash, accounts payable and accrued liabilities, loans payable and due to related parties approximate fair value because of the short-term nature of these items.

Share-Based Compensation

ASC 718 “Compensation - Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company has recently adopted the guidance included under ASU 2018-07, stock-based compensation issued to non-employees and consultants. Equity-based payments to non-employees are measured at grant-date fair value of the equity instruments that the Company is obligated to issue when the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity-classified nonemployee share based payment awards are measured at the grant date

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 - PROVISION FOR INCOME TAXES

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

The provisions for federal income tax, consist of the following:

December 31,
2020
Net loss for the period	$(193,622)
Effective Tax rate	21%
Tax benefit of net operating loss carryforward	40,661
Less: Valuation Allowance	(40,661)
Net deferred income tax asset	$-

As of December 31, 2020, the Company had approximately $193,622 of net operating losses (“NOLs”), generated from April 22, 2020 (Inception) to December 31, 2020, carried forward to offset taxable income in future years.

A valuation allowance has been established for our tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time. As of December 31, 2020, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by us to date. Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%. Tax returns for the period ended 2020 are subject to review by the tax authorities.

NOTE 4 - RELATED PARTY CONSIDERATIONS

During the period of April 22, 2020 (inception) to December 31,2020, former related party advanced $50 and the Company repaid $160 of advances. In connection with acquisition of subsidiary, the due to former related party of $5,565 was forgiven and recognized as additional paid-in- capital.

During the period of April 22, 2020 (inception) to December 31, 2020, the Company’s Principal Executive Officer advanced to the Company an amount of $2,500 by paying operation expenses on behalf of the Company. As of December 31,2020, the Company was obligated to the officer, for an unsecured, non-interest -bearing demand loan a balance of $2,500.

NOTE 5 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 10,000,000 preferred shares with a par value of $0.001 per share.  The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

As of December 31, 2020, the Company had no shares of Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 150,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the period of April 22, 2020 (Inception) to December 31, 2020, the Company issued common shares as follows:

•         78,000,000 shares of commons stock for the acquisition of DB.

                •         40,000 shares of common stock for $10,000.

As at December 31, 2020 the Company had 100,076,400 shares of common stock issued and outstanding.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of filling these condensed consolidated financial statements were available to be issued.

The Company issued 541,500 shares of common stock to unaffiliated investors for proceeds of $270,750.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 15, 2021, the Company engaged BF Borgers CPA PC as its certified public accounting firm.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2020 at the reasonable assurance level.

We did not have sufficient skilled accounting personnel that are qualified as certified public accountants. The Company’s sole officer has little or limited experience with U.S. GAAP and he is not a certified public accountant.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that its internal control over financial reporting was ineffective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified during the fourth quarter ended December, 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position

Breyon Prescot	49	President, Chief Executive Officer and Director

Our directors hold office until the next annual meeting of shareholders of the Company and until their successors have been elected and qualified. Our officers are elected by and serve at the discretion of the board of directors.

Biographies

Mr. Prescott, age 49, a Grammy Award Winner, has had an extensive and prolific career in the music and entertainment industries. Mr. Prescott has worked with Dr. Dre, Drake, Lil Wayne and Alicia Keys. He partnered with Clive Davis, former Chairman of Arista and J records. Mr. Prescott signed Jamie Foxx and managed his music career, leading Foxx to an Oscar, Golden Globe and Grammy. Since 2015 Mr. Prescott has served as President of A/R Urban Music of Epic Records where he houses his Chameleon Entertainment imprint. In 2015, L. A. Reid appointed Mr. Prescott President of Urban Music at Epic Records, where he signed Rick Ross, French Montana and helped DJ Khalid along with other top hip hop influencers. His contributions have led to more than $100 million in revenues for major record companies. In addition to holding top positions in entertainment, Mr. Prescott has produced award winning content for film and television, and has managed marketing and branding campaigns for athletes, among these a multi-million dollar signature shoe deal with Reebok for NBA All-Star, Baron Davis. Mr. Prescott graduated from Clark Atlanta University with a degree in Political Science in 1996.

Composition of our Board of Directors

Our board of directors currently consists of one member. Our directors hold office until their successors have been elected and qualified or until the earlier of their death, resignation or removal.

Committees of the Board of Directors

We do not currently have any committees.

Involvement in Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Delinquent Section 16(a) Reports

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

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

The following table shows for the fiscal years ended December 31, 2020 and 2019 compensation awarded to, paid to or earned by the Company to our named executive officers:

SUMMARY COMPENSATION TABLE

The following table shows the compensation awarded to, earned by or paid to our Chief Executive Officer (the “Named Executive Officer”).  No other executive officer received compensation in excess of $100,000 during the year ended December 31, 2020 and December 31, 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Breyon Prescott,	2020	-	-	-	-	-	-	-	-
Chief Executive Officer, President and Director	2019	-	-	-	-	-	-	-	-
Kenneth T. Moore(1)	2020	-	-	-	-	-	-	-	-
	2019	65,000	-	10,000	-	-	-	-	75,000

______________

(1)  Mr. Moore was the principal executive officer of the Company until July 23, 2020.

Employment Agreements

The Company does not have any employment agreements with its executive officers.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with its executive officers.

Outstanding Equity Awards

There were no outstanding equity awards made to our Named Executive Officer as of December 31, 2020.

Compensation of Directors

During the year ended December 31, 2020, no compensation has been paid to our directors in consideration for their services rendered in their capacities as directors

Employee Benefit Plans

The Company currently has no employee benefit plans.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March 31, 2022, the number shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock; (ii) the Named Executive Officer; and (iii) all officers and directors as a group.  Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC.  Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security.  The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.  Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.  Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned.  Unless otherwise indicated, the business address of each such person is c/o Glacier Worldwide, Inc., 10390 Santa Monica Blvd., Los Angeles, CA 90025.

Name and Address of Beneficial Owner	Amount of Shares Beneficially Owned	Percentage of Beneficial Ownership
Breyon Prescott	78,000,000	78%

All executive officers and directors as a group (1 person)	78,000,000	78%
Other 5% Holders

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the period of April 22, 2020 (Inception) to December 31, 2020, the former related party advanced $50 and the Company repaid $160 of advances. In connection with acquisition of subsidiary, the due to former related party of $5,565 was forgiven and recognized as additional paid-in- capital.

During the period of April 22, 2020 (Inception) to December 31, 2020, the Company’s Principal Executive Officer advanced to the Company an amount of $2,500 by paying operation expenses on behalf of the Company. As of December 31, 2020, the Company was obliged to the officer, for an unsecured, non-interest -bearing demand loan a balance of $2,500.

Per the terms and subject to the condition of the share exchange agreement, the Company canceled 2,000,000 shares of Series A Convertible Preferred Stock and 18,000,000 shares of common stock, at the time of the share exchange, owned by the former sole officer and director of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed, or expected to be billed, to us by our independent registered public accounting firm for the years ended December 31, 2020 and 2019, for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as “audit fees;” (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	December 31, 2020	December 31, 2019
Audit Fees	$10,800	$14,600
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$10,800	$14,600

Audit Fees. Consists of fees for professional services rendered for the audit of our annual financial statements included in our Annual Report on Forms 10-K for our fiscal years ended December 31, 2020 and 2019 and reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees. Consists of fees for assurance and related services that are reasonably related to the audit. This category includes fees related to assistance consulting on financial accounting/reporting standards.

Tax Fees.  Consists of amounts billed for professional services rendered for tax return preparation, tax planning, and tax advice.

All Other Fees.  Consists of amounts billed for services other than those noted above.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. Nonetheless, the auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered. The percentage of hours expended on BFB's respective engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

Exhibit No.	Description
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Glacier Worldwide, Inc.

Dated: April 11, 2022	By:	/s/ Breyon Prescott
Breyon Prescott Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Breyon Prescott	Chief Executive Officer, President and Director	April 11, 2022
Breyon Prescott	(Principal Executive Officer)

24