Form 10-Q
period 2021-03-31
Glacier Worldwide, Inc.
filed 2022-05-16
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-208931

GLACIER WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Nevada	35-2539888
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10390 Santa Monica Boulevard, Los Angeles, California 90025(Address of principal executive offices)

N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of May 13, 2022, there were outstanding 100,617,900 shares of the registrant’s common stock.

GLACIER WORLDWIDE, INC.

FORM 10-Q

March 31, 2021

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLACIER WORLDWIDE, INC.

Glacier Worldwide, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	March 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$-	$-
Total current assets	-	-

Total Assets	$-	$-

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	140,444	127,283
Due to related party	2,823	2,500
Total current liabilities	143,267	129,783

Total Liabilities	143,267	129,783

Stockholders' Deficit
Series A Preferred stock: 10,000,000 shares authorized; $0.001 par value no shares issued and outstanding	-	-
Common stock: 150,000,000 shares authorized; $0.001 par value 100,076,400 shares issued and outstanding at March 31,2021 and December 31, 2020	100,076	100,076
Additional paid in capital	15,525	15,525
Accumulated deficit	(258,868)	(245,384)
Total Stockholders' Deficit	(143,267)	(129,783)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

Three Months Ended
March 31,
2021

Revenue	$-

Operating Expenses
General and administrative	14
Professional fees	13,373
Total Operating Expenses	13,387

Loss from operations	(13,387)

Other Income (Expense)
Interest expense	(96)
Net Other Expense	(96)

Loss Before Provision for Income Taxes	(13,483)

Provision for Income Taxes	-

Net Loss	$(13,484)

Net loss per common share: Basic and Diluted	$(0.00)

Weighted average number of common shares outstanding: Basic and Diluted	100,076,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2021

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2020	100,076,400	$100,076	$15,525	$(245,384)	$(129,783)

Net loss	-	-	-	(13,484)	(13,484)
Balance - March 31, 2021	100,076,400	$100,076	$15,525	$(258,868)	$(143,267)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

Three Months Ended
March 31,
2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(13,484)
Changes in current assets and liabilities:
Accounts payable and accrued liabilities	13,161
Expenses paid by related party	330
Net cash provided by (used in) operating activities	7

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from advances payable -related party	10
Repayment of advances payable - related party	(17)
Net cash provided by (used in) Financing Activities	(7)

Net cash increase for the period	-
Cash at beginning of period	-
Cash at end of period	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-
Cash paid for interest	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

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

Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company has incurred operating losses of $13,484 for the three months ended March 31,2021 and has an accumulated deficit of $258,868 as of March 31, 2021. In addition, current assets exceed current liabilities by $143,267 as of March 31, 2021.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2020, as filed with the SEC on April 11,2022.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiary, Drnq Budz Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 - RELATED PARTY CONSIDERATIONS

During the three months ended March 31, 2021, the Company’s Principal Executive Officer advanced to the Company an amount of $330 by paying operation expenses on behalf of the Company.

During the three months ended March 31, 2021, the Company’s Principal Executive Officer advanced to the Company an amount of $10, and the Company repaid $17 related party loans.

As of March 31, 2021, and December 31, 2020, the Company was obliged to the officer, for an unsecured, non-interest -bearing demand loan a balance of $2,823 and $2,500, respectively.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 10,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

As of March 31, 2021, and December 31, 2020, the Company had no shares of Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 150,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the period from April 22, 2020 (inception) to December 31, 2020, the Company issued common shares as follows:

•	78,000,000 shares of commons stock for the acquisition of DB.
•	40,000 shares of common stock for $10,000.

As at March 31, 2021 and December 31,2020, the Company had 100,076,400 shares of common stock issued and outstanding.

NOTE 5 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of filling these consolidated financial statements were available to be issued.

The Company issued 541,500 shares of common stock to unaffiliated investors for proceeds of $270,750.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Forward - Looking Statement

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes to those statements included in this Form 10-Q and with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). You should specifically consider the various risk factors identified in our 2020 Form 10-K, that could cause actual results to differ materially from those anticipated in these forward-looking statements. References to “we,” “our,” or “us” in this section refer to Glacier Worldwide, Inc. or PostAds, Inc. and its subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Organization and Operations

Glacier Worldwide, Inc. (the “Company”) was formed on August 17, 2015, originally as PostAds, Inc., under the laws of the state of Nevada as a reorganization of a sole proprietor business with an inception date of August 26, 2013. The business was formed to provide an online platform at www.PostAds.com to offer an alternative marketplace for buyers and sellers of both new and pre-owned goods and service items (including jobs). The Company aims to offer to both retailers and service providers an online forum in order for them to advertise and promote their goods and services while providing consumers a cost-effective way of locating and purchasing goods and services. On January 6,2021, the Company changed its name to Glacier Worldwide, Inc.

The Company has not commenced operations and currently has no planned principal operations. Its activities since inception include devoting substantially all of its efforts to business planning and development. Additionally, it has allocated a substantial portion of its time and investment to the completion of development activities in order to launch its marketing plan, generate revenues and raise capital. The Company has generated minimal revenue from operations. The Company’s activities during this development stage are subject to significant risks and uncertainties.

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

Unless the context otherwise requires, for periods prior to March 31, 2021, we use the terms “ Glacier” “PostAds,” “PostAds MarketPlace,”“ the “Company,” “we,” “us” and “our” to refer to Glacier Worldwide, Inc.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 31, 2021, the date of issuance of this Quarter Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three months ended March 31, 2021, which are included herein.

Three months ended March 31, 2021:

Our operating results for the three months ended March 31, 2021, are summarized as follows

Three Months Ended
March 31,
2021
Revenue	$-
Operating expenses	13,388
Other expense	96
Net loss	$(13,484)

During the three months ended March 31, 2021, the Company generated no revenues.

We had a net loss of $13,484 for the three months ended March 31, 2021.

Operating expenses for the three months ended March 31, 2021, were $13,388. The operating expenses were primarily attributed to professional fees of $13,374 and general and administrative expenses of $14.

Other expenses for the three months ended March 31, 2021, were $96 related to finance charges by vendors.

Liquidity and Capital Resources:

The following table provides selected financial data about our company as of March 31, 2021.

Working Capital

	March 31,	December 31,
	2021	2020
Current Assets	$-	$-
Current Liabilities	$143,267	$129,783
Working Capital	$(143,267)	$(129,783)

As of March 31, 2021, and December 31,2020, our total current assets were $0 and $0, respectively.

As of March 31, 2021, our current liabilities were $143,267 which were comprised of $140,444 in accounts payable and accrued liabilities and $2,823 due to a related party. As of December 31, 2020, our current liabilities were $127,283 which were comprised of $127,283 in accounts payable and accrued liabilities and $2,500 due to a related party.

As of March 31, 2021, and December 31,2020, our working capital deficit were $143,267 and $129,783, respectively.

 Cash Flow Data:

Three Months Ended
March 31,
2021
Cash provided by operating activities	$7
Net cash provided by investing activities	-
Cash used in financing activities	(7)
Net Change in Cash for period	$-

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities. For the three months ended March 31, 2021, net cash flows provided by operating activities was $7, consisting of a net loss of $13,484, reduced by an increase in accounts payable and accrued liabilities of $13,161 and expenses paid by related party of $330.

Cash Flows from Investing Activities

The Company did not use any funds for investing activities during the three months ended March 31, 2021.

Cash Flows from Financing Activities

We have financed our operations from a related party loan and stock subscription. For the three months ended March 31, 2021, we received $10 from advances from related party loans. During the three months ended March 31, 2021, the Company repaid $17 in related party loans.

Going Concern

As of March 31, 2021, our Company had a net loss of $13,484 and no revenues. Our Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2021. The ability of our Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required financial and other required disclosures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Chief Executive Officer who is also our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at March 31, 2021, our disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2021, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

2.1*	Share Exchange Agreement dated July 17. 2020, between the Company and Breyon Prescott. (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed on July 23, 2020.)

3.1*	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed on July 23, 2020.)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1**	Certification of Principal Executive Officer and Principal Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLACIER WORLDWIDE, INC.

Dated: May 16, 2022	By:	/s/ Breyon Prescott
Breyon Prescott
President
(Principal Executive Officer)

