Form 10-Q
period 2021-06-30
Glacier Worldwide, Inc.
filed 2022-05-27
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of May 27, 2022, there were outstanding 100,617,900 shares of the registrant’s common stock.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLACIER WORLDWIDE, INC.

Glacier Worldwide, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	June 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$231,612	$-
Total current assets	231,612	-

Total Assets	$231,612	$-

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	141,345	127,283
Due to related party	6,473	2,500
Total current liabilities	147,818	129,783

Total Liabilities	147,818	129,783

Stockholders' Equity (Deficit)
Series A Preferred stock: 10,000,000 shares authorized; $0.001 par value no shares issued and outstanding	-	-
Common stock: 150,000,000 shares authorized; $0.001 par value 100,076,400 shares issued and outstanding	100,076	100,076
Additional paid in capital	15,525	15,525
Subscriptions received - shares to be issued	265,000	-
Accumulated deficit	(296,807)	(245,384)
Total Stockholders' Equity (Deficit)	83,794	(129,783)
Total Liabilities and Stockholders' Equity (Deficit)	$231,612	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	April 22, 2020 (Inception) to	Six Months Ended	April 22, 2020 (Inception) to
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	6,983	2,925	6,997	2,925
Marketing	14,904	-	14,904	-
Professional fees	16,013	10,619	29,387	10,619
Total Operating Expenses	37,900	13,544	51,288	13,544

Loss from operations	(37,900)	(13,544)	(51,288)	(13,544)

Other Income (Expense)
Interest expense	(39)	-	(135)	-
Net Other Expense	(39)	-	(135)	-

Loss Before Provision for Income Taxes	(37,939)	(13,544)	(51,423)	(13,544)

Provision for Income Taxes	-	-	-	-

Net Loss	$(37,939)	$(13,544)	$(51,423)	$(13,544)

Net loss per common share: Basic and Diluted	$(0.00)	$-	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: Basic and Diluted	100,076,400	78,000,000	100,076,400	78,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the Three and Six months ended June 30, 2021

			Additional	Common
	Common Stock		Paid in	stock	Accumulated
	Number of Shares	Amount	Capital	to be Issued	Deficit	Total

Balance - December 31, 2020	100,076,400	$100,076	$15,525	$-	$(245,384)	$(129,783)

Net loss	-	-	-	-	(13,484)	(13,484)
Balance - March 31, 2021	100,076,400	100,076	15,525	-	(258,868)	(143,267)

Subscriptions received-shares to be issued	-	-	-	265,000	-	265,000
Net loss	-	-	-	-	(37,939)	(37,939)
Balance - June 30, 2021	100,076,400	$100,076	$15,525	$265,000	$(296,807)	$83,794

For the Period of April 22, 2020 (Inception) to June 30, 2020

			Additional
	Common Stock		Paid in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total

Balance-April 22, 2020 (Inception)	-	$-	$-	$-	$-
Issuance of common shares to founder	78,000,000	78,000	-	-	78,000
Net loss	-	-	-	(13,544)	(13,544)
Balance - June 30, 2020	78,000,000	$78,000	$-	$(13,544)	$64,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended	April 22, 2020 (Inception) to
	June30,	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(51,423)	$(13,544)
Changes in current assets and liabilities:
Accounts payable and accrued liabilities	14,062	13,544
Expenses paid by related party	3,435	-
Net cash used in operating activities	(33,926)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from advances payable -related party	555	-
Repayment of advances payable - related party	(17)	-
Proceeds from stock subscription	265,000	-
Net cash provided by Financing Activities	265,538	-

Net cash increase for the period	231,612	-
Cash at beginning of period	-	-
Cash at end of period	$231,612	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

NOTE 1 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company has incurred operating losses of $51,423 for the six months ended June 30, 2021 and has an accumulated deficit of $296,807 as of June 30, 2021.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2020, as filed with the SEC on April 11, 2022.

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

Cash

Cash consist of cash and highly liquid investments with remaining maturities of less than ninety days at the date of purchase. We maintain cash and cash equivalent balances with financial institutions that exceed federally-insured limits. We have not experienced any losses related to these balances, and we believe credit risk to be minimal. The Company does not have any cash equivalents.

NOTE 3 - RELATED PARTY CONSIDERATIONS

During the six months ended June 30, 2021, the former related party advanced $55, and the Company repaid $17 of advances.

During the six months ended June 30, 2021, the Company’s Principal Executive Officer advanced to the Company an amount of $3,435 by paying operation and marketing expenses on behalf of the Company.

During the six months ended June 30, 2021, the Company’s Principal Executive Officer advanced to the Company an amount of $500.

As of June 30, 2021, and December 31, 2020, the Company was obliged to the officer, for an unsecured, noninterest bearing demand loan a balance of $6,473 and $2,500, respectively.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 10,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

As of June 30, 2021, and December 31, 2020, the Company had no shares of Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 150,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the six months ended June 30, 2021, there were no share issuances.

As at June 30, 2021 and December 31,2020, the Company had 100,076,400 shares of common stock issued and outstanding.

NOTE 5 – SUBSCRIPTIONS RECEIVED - SHARES TO BE ISSUED

During the six months ended June 30, 2021, the Company received stock subscriptions totaling $265,000 in cash for 530,000 shares of common stock at subscription price of $0.50 per share. As of June 30, 2021 and December 31, 2020, 570,000 and 40,000 shares, respectively, were not yet issued and the Company recorded the subscription payable of $275,000 and $10,000, respectively.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of filling these consolidated financial statements were available to be issued.

The Company issued 541,500 shares of common stock to unaffiliated investors for proceeds of $270,750 during February 2022.

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

Private Offering

The Company engaged in a private offering (the “Offering”) in June of 2020, which terminated on June 25, 2021. The Company issued 541,500 shares of its common stock in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 506 of Regulation D. The shares had a subscription price of $0.50 per share and were sold via subscription agreements to unaffiliated investors for total proceeds of $270,750. The Company did not engage a placement agent for this Offering.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of June 30, 2021, the date of issuance of this Quarter Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the six months ended June 30, 2021 and from April 22, 2020 (inception) to June 30, 2020 which are included herein.

Three months ended June 30, 2021 compared to period from April 22, 2020 (inception) to June 30, 2020:

Our operating results for the three months ended June 30, 2021 and period of April 22, 2020 (inception) to ended June 30, 2020 are summarized as follows:

	Three Months Ended	April 22, 2020 (Inception) to
	June 30,	June 30,
	2021	2020	Change
Revenue	$-	$-	$-
Operating expenses	37,900	13,544	24,356
Other expenses	39	-	39
Net loss	$(37,939)	$(13,544)	$(24,395)

During the three months ended June 30, 2021 and for the period from April 22,2020 (inception) to June 30, 2020, the Company generated no revenues.

We had a net loss of $37,939 and $13,544 for the three months ended June 30, 2021 and for the period from April 22, 2020 (inception) to June 30, 2020, respectively.

Operating expenses for the three months ended June 30, 2021 and for the period from April 22, 2020 (inception) to June 30, 2020 were $37,900 and $13,544, respectively. During the three months ended June 30, 2021, the operating expenses were primarily attributed to professional fees of $16,013, marketing expenses of $14,904 and general and administrative expenses of $6,983. During the period from April 22, 2020 (inception) to June 30, 2020, the operating expenses were primarily attributed to professional fees of $10,619 and general and administrative expenses of $2,925.

Other expenses for the three months ended June 30, 2021 and for the period from April 22, 2020 (inception) to June 30, 2020, were $39 and $0, respectively. During the three months ended June 30, 2021, other expense consisted of $39.

Six months ended June 30, 2021 compared to the period from April 22, 2020 (inception) to June 30, 2020:

Our operating results for the six months ended June 30, 2021 and period from April 22, 2020 (inception) to June 30, 2020 are summarized as follows:

	Six Months Ended	April 22, 2020 (Inception) to
	June 30,	June 30,
	2021	2020	Change
Revenue	$-	$-	-
Operating expenses	51,288	13,544	37,744
Other expenses	135	-	135
Net loss	$(51,423)	$(13,544)	(37,879)

During the six months ended June 30, 2021 and for the period from April 22, 2020 (inception) to June 30, 2020, the Company generated no revenues.

We had a net loss of $51,423 and $13,544 for the six months ended June 30, 2021 and for the period from April 22, 2020 to June 30, 2020, respectively.

Operating expenses for the six months ended June 30, 2021 and for the period from April 22, 2020 (inception) to June 30, 2020 were $51,288 and $13,544, respectively. During the six months ended June 30, 2021, the operating expenses were primarily attributed to professional fees of $29,387, marketing expenses of $14,904 and general and administrative expenses of $6,997. During the period from April 22, 2020 (inception) to June 30, 2020, the operating expenses were primarily attributed to professional fees of $10,619 and general and administrative expenses of $2,925.

Other expenses for the six months ended June 30, 2021 and for the period from April 22, 2020 (inception) to June 30, 2020, were $135 and $0, respectively. During the six months ended June 30, 2021, other expense consisted of $135.

Liquidity and Capital Resources:

The following table provides selected financial data about our company as of June 30, 2021.

Working Capital

	June 30,	December 31,
	2021	2020
Current Assets	$231,612	$-
Current Liabilities	$147,817	$129,783
Working Capital	$83,794	$(129,783)

As of June 30, 2021, and December 31,2020, our total current assets were $231,612 and $0 which were comprised of $231,612 and $0 in cash, respectively.

As of June 30, 2021, our current liabilities were $147,818 which were comprised of $141,345 in accounts payable and accrued liabilities and $6,473 in due to a related party. As of December 31, 2020, our current liabilities were $129,783 which were comprised of $127,283 in accounts payable and accrued liabilities and $2,500 in due to a related party.

As of June 30, 2021, and December 31,2020, our working capital were positive of $83,794 and deficit of $129,783, respectively.

 Cash Flow Data:

	Six Months Ended	April 22, 2020 (Inception) to
	June 30,	June 30,
	2021	2020
Cash used in operating activities	$(33,926)	$-
Net cash provided by investing activities	-	-
Cash provided by financing activities	265,538	-
Net Change in Cash for period	$231,612	$-

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended June 30, 2021, net cash flows used in operating activities was $33,926, consisting of a net loss of $51,423, reduced by an increase in accounts payable and accrued liabilities of $14,062 and expenses paid by related party of $3,435.

Cash Flows from Investing Activities

The Company did not use any funds for investing activities during the six months ended June 30, 2021.

Cash Flows from Financing Activities

We have financed our operations from a related party’s loans and stock subscription. For the six months ended June 30, 2021, we received $555 advances from related party loans and $265,000 from stock subscription. During the six months ended June 30, 2021, the Company repaid $17 in related party’s loans.

Going Concern

As of June 30, 2021, our Company had a net loss of $51,423 and no revenues. Our Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2021. The ability of our Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Chief Executive Officer who is also our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at June 30, 2021, our disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2021, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

2.1*	Share Exchange Agreement dated July 17. 2020, between the Company and Breyon Prescott. (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed on July 23, 2020.)

3.1*	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed on July 23, 2020.)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1**	Certification of Principal Executive Officer and Principal Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLACIER WORLDWIDE, INC.

Dated: May 27, 2022	By:	/s/ Breyon Prescott
Breyon Prescott
President
(Principal Executive Officer)

