Form 10-Q
period 2021-09-30
Glacier Worldwide, Inc.
filed 2022-06-02
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of June 2, 2022, there were outstanding 100,617,900 shares of the registrant’s common stock.

GLACIER WORLDWIDE, INC.

FORM 10-Q

September 30, 2021

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLACIER WORLDWIDE, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020	F-2

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021, and for the period from April 22, 2020 (inception) to September 30, 2020	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021, and for the period from April 22, 2020 (inception) to September 30, 2020

F-4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021, and for the period from April 22, 2020 (inception) to September 30, 2020,	F-5

Notes to Condensed Consolidated Financial Statements at September 30, 2021	F-6

Glacier Worldwide, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	September 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$201,336	$-
Total current assets	201,336	-

Total Assets	$201,336	$-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	116,860	127,283
Due to related party	11,748	2,500
Total current liabilities	128,608	129,783

Total Liabilities	128,608	129,783

Stockholders’ Equity (Deficit)
Series A Preferred stock: 10,000,000 shares authorized; $0.001 par value no shares issued and outstanding	-	-
Common stock: 150,000,000 shares authorized; $0.001 par value 100,076,400 shares issued and outstanding	100,076	100,076
Additional paid in capital	15,525	15,525
Subscriptions received- shares to be issued	270,750	-
Accumulated deficit	(313,623)	(245,384)
Total Stockholders’ Equity (Deficit)	72,728	(129,783)
Total Liabilities and Stockholders’ Equity (Deficit)	$201,336	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended	April 22, 2020 (Inception) to
	September 30,		September 30,	September 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	6,882	-	13,879	2,925
Marketing expense	-	-	14,904	-
Professional fees	9,900	76,520	39,287	87,139
Total Operating Expenses	16,782	76,520	68,070	90,064

Loss from operations	(16,782)	(76,520)	(68,070)	(90,064)

Other Income (Expense)
Interest expense	(34)	-	(169)	-
Net Other Expense	(34)	-	(169)	-

Loss Before Provision for Income Taxes	(16,816)	(76,520)	(68,239)	(90,064)

Provision for Income Taxes	-	-	-	-

Net Loss	$(16,816)	$(76,520)	$(68,239)	$(90,064)

Net loss per common share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: Basic and Diluted	100,076,400	88,211,991	100,076,400	88,211,991

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the Nine months ended September 30, 2021

			Additional
	Common Stock		Paid in	Common stock	Accumulated
	Number of Shares	Amount	Capital	to be Issued	Deficit	Total

Balance - December 31, 2020	100,076,400	$100,076	$15,525	$-	$(245,384)	$(129,783)

Net loss	-	-	-	-	(13,484)	(13,484)
Balance - March 31, 2021	100,076,400	100,076	15,525	-	(258,868)	(143,267)

Subscriptions received – shares to be issued	-	-	-	265,000	-	265,000
Net loss	-	-	-	-	(37,939)	(37,939)
Balance - June 30, 2021	100,076,400	100,076	15,525	265,000	(296,807)	83,794

Subscriptions received – shares to be issued	-	-	-	5,750	-	5,750
Net loss	-	-	-	-	(16,816)	(16,816)
Balance - September 30, 2021	100,076,400	$100,076	$15,525	270,750	$(313,623)	$72,728

For the Period of April 22, 2020 (Inception) to September 30, 2020

			Additional
	Common Stock		Paid in	Common stock	Accumulated
	Number of Shares	Amount	Capital	to be Issued	Deficit	Total

April 22, 2020 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common shares to founder	78,000,000	78,000	-	-	-	78,000
Net loss	-	-	-	-	(13,544)	(13,544)
Balance - June 30, 2020	78,000,000	78,000	-	-	(13,544)	64,456

Reverse acquisition adjustment	22,036,400	22,036	-	-	(51,762)	(29,726)
Debt forgiveness - related party	-	-	5,565	-	-	5,565
Subscriptions received – shares to be issued	-	-	-	10,000	-	10,000
Net loss	-	-	-	-	(76,520)	(76,520)
Balance - September 30, 2020	100,036,400	$100,036	$5,565	$10,000	$(141,826)	$(26,225)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended	April 22, 2020 (Inception) to
	September 30,	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(68,239)	$(90,064)
Changes in current assets and liabilities:
Accounts payable and accrued liabilities	(10,423)	79,399
Expenses paid by related party	8,610	-
Net cash used in operating activities	(70,052)	(10,665)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiary	-	781
Net cash provided by Investing Activities	-	781

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances payable -related party	655	50
Repayment of advances payable - related party	(17)	(160)
Proceed from stock subscriptions	270,750	10,000
Net cash provided by Financing Activities	271,388	9,890

Net cash increase for the period	201,336	6
Cash at beginning of period	-	-
Cash at end of period	$201,336	$6

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debts forgiveness - related party	$-	$5,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

NOTE 1 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company has incurred operating losses of $68,239 for the nine months ended September 30, 2021 and has an accumulated deficit of $313,623 as of September 30, 2021.

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

NOTE 3 - RELATED PARTY CONSIDERATIONS

During the nine months ended September 30, 2021, and the period ended September 30, 2020, a former related party advanced $155 and $50, and the Company repaid $17 and $160 of advances, respectively.

During the nine months ended September 30, 2021, the Company’s Principal Executive Officer paid $8,610 of operating and marketing expenses on behalf of the Company and advanced $500 to the Company.

As of September 30, 2021, and December 31, 2020, the Company was obliged to the officer, for an unsecured, noninterest bearing demand loan balance of $11,748 and $2,500, respectively.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 10,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

As of September 30, 2021 and December 31, 2020, the Company had no shares of Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 150,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the nine months ended September 30, 2021, there were no shares issued.

As at September 30, 2021 and December 31, 2020, the Company had 100,076,400 shares of common stock issued and outstanding.

NOTE 5 – SUBSCRIPTIONS RECEIVED – SHARES TO BE ISSUED

During the nine months ended September 30, 2021 and the period April 22, 2022 (inception) to September 30, 2020, the Company had subscriptions of $270,750 and $10,000 for 541,500 and 40,000 shares of common stock, respectively.

As of December 31, 2020, the subscription of 40,000 shares of common stock were issued.

As of September 30, 2021, 541,500 shares of common stock were not yet issued and the Company recorded $270,750 as common stock to be issued.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of filling these consolidated financial statements were available to be issued.

In February 2022, the Company issued 541,500 shares of common stock for prior stock subscriptions received.

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

Unless the context otherwise requires, for periods prior to September 30, 2021, we use the terms “ Glacier” “PostAds,” “PostAds MarketPlace,”“ the “Company,” “we,” “us” and “our” to refer to Glacier Worldwide, Inc.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of September 30, 2021, the date of issuance of this Quarter Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the nine months ended September 30, 2021, and from April 22, 2020 (inception) to September 30, 2020, which are included herein.

Three months ended September 30, 2021, compared to three months ended September 30, 2020:

Our operating results for the three months ended September 30, 2021, and 2020 are summarized as follows

	Three Months Ended
	September 30,
	2021	2020	Change
Revenues	$-	$-	$-
Operating expenses	16,782	76,520	(59,738)
Other expense	34	-	34
Net loss	$(16,816)	$(76,520)	$59,704

During the three months ended September 30, 2021, and 2020, the Company generated no revenues.

We had a net loss of $16,816 and $76,520 for the three months ended September 30, 2021 and 2020, respectively.

Operating expenses for the three months ended September 30, 2021 and 2020 were $16,782 and $76,520, respectively. During the three months ended September 30, 2021, the operating expenses were primarily attributed to professional fees of $9,900 and general and administrative expenses of $6,882. During the three months ended September 30, 2020, the operating expenses were attributed to professional fees of $76,520.

Other expenses for the three months ended September 30, 2021 and 2020, were $34 and $0, respectively. During the three months ended September 30, 2021, other expense consisted of $40 finance fees charged by vendors and $6 of interest earned.

Nine months ended September 30, 2021, compared to the period April 22, 2020 (inception) to September 30, 2020:

Our operating results for the nine months ended September 30, 2021, and the period of April 22, 2020 (inception) to September 30, 2020, are summarized as follows

	Nine Months Ended	April 22, 2020 (inception) to
	September 30,	September 30,
	2021	2020	Change
Revenues	$-	$-	$-
Operating expenses	68,070	90,064	(21,994)
Other expenses	169	-	169
Net Income	$(68,239)	$(90,064)	$21,825

During the nine months ended September 30, 2021, and the period of April 22, 2020 (inception) to September 30, 2020, the Company generated no revenues.

We had a net loss of $68,239 and $90,064 for the nine months ended September 30, 2021 and the period of April 22, 2020 (inception) to September 30, 2020, respectively.

Operating expenses for the nine months ended September 30, 2021 and from April 22, 2020 (inception) to September 30, 2020, were $68,070 and $90,064, respectively. During the nine months ended September 30, 2021, the operating expenses were primarily attributed to professional fees of $39,287, general and administrative expenses of $13,879 and marketing expenses of $14,904. During the period of April 22, 2020 (inception) to September 30, 2020, the operating expenses were primarily attributed to professional fees of $87,139 and general and administrative expenses of $2,925.

Other expenses for the nine months ended September 30, 2021 and the period of April 22, 2020 (inception) to September 30, 2020, were $169 and $0, respectively. During the nine months ended September 30, 2021, other expense consisted of $178 finance fees charged by vendors and $9 interest earned.

Liquidity and Capital Resources:

The following table provides selected financial data about our Company as of September 30, 2021.

Working Capital

	September 30,	December 31,
	2021	2020
Current Assets	$201,336	$-
Current Liabilities	$128,608	$129,783
Working Capital (Deficiency)	$72,728	$(129,783)

As of September 30, 2021, and December 31, 2020, our total current assets were $201,336 and $0 which were comprised of $201,336 and $0 in cash, respectively.

As of September 30, 2021, our current liabilities were $128,608 which were comprised of $116,860 in accounts payable and accrued liabilities and $11,748 in due to related party. As of December 31, 2020, our current liabilities were $129,783 which were comprised of $127,283 in accounts payable and accrued liabilities and $2,500 in due to related party. The decrease in current liabilities is related to an increase in due to related party for paying operating and marketing expenses of $9,248 on behalf of the Company offset by decreasing in accounts payable of $10,423.

As of September 30, 2021, and December 31,2020, our working capital were a positive of $72,728 and a deficit of $129,783, respectively.

 Cash Flow Data:

	Nine Months Ended	April 22, 2020 (inception) to
	September 30,	September 30,
	2021	2020
Cash used in operating activities	$(70,052)	$(10,665)
Net cash provided by investing activities	-	781
Cash provided by financing activities	271,388	9,890
Net Change in Cash for period	$201,336	$6

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended September 30, 2021, net cash flows used in operating activities was $70,052, consisting of a net loss of $68,239, increased by a decrease in accounts payable and accrued liabilities of $10,423 and reduced by an increase in expenses paid by a related party of $8,610. For the period of April 22, 2020 (inception) to September 30, 2020, net cash flows used in operating activities was $10,665, consisting of a net loss of $90,064, reduced by an increase in accounts payable and accrued liabilities of $79,399.

Cash Flows from Investing Activities

The Company did not use any funds for investing activities during the nine months ended September 30, 2021.

Net cash provided by investing activities of $781 for period of April 22, 2020 (inception) to September 30, 2020, is in conjunction with the share exchange agreement and reorganization dated July 17,2020 with Drnq Budz Inc., which was acquired by the Company.

Cash Flows from Financing Activities

We have financed our operations from related party loans and stock subscriptions. For the nine months ended September 30, 2021, we received $655 from advances from related party loans and $270,750 from stock subscriptions. During the nine months ended September 30, 2021, the Company repaid $17 of related party loans.

For the period April 22, 2020 (inspection) to September 30, 2020, we received $50 from advances from related party loans and $10,000 from a stock subscription. During the same period, the Company repaid $160 of related party loans.

Going Concern

As of September 30, 2021, our Company had a net loss of $68,239. Our Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2021. The ability of our Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these requirements, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Chief Executive Officer who is also our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at September 30, 2021, our disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2021, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

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

GLACIER WORLDWIDE, INC.

Dated: June 2, 2022	By:	/s/ Breyon Prescott
Breyon Prescott
President
(Principal Executive Officer)

