Form 10-K
period 2021-12-31
Glacier Worldwide, Inc.
filed 2022-08-09
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of August 8, 2022, there were 100,036,400 shares of the registrant’s common stock outstanding.

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

In July 2020 the Company consummated an agreement (the “Exchange Agreement’) with Breyon Prescott, pursuant to which Mr. Prescott contributed his wholly-owned subsidiary (“Drnq Budz” or the “Subsidiary”) to the Company in consideration for 78,000,000 shares of our common stock. Mr. Prescott owns approximately 78% of the Company’s outstanding shares.

In August 2019, Mr. Prescott and his colleague Jason Martin formed Glacier Sports Agency, Inc. (“Glacier Sports”). Glacier Sports represents athletes in their contract negotiations for professional sports clubs and teams. Glacier Sports also assists their clients with sponsorships, public relations and endorsement deals.

The Company is currently in negotiations to acquire up to six (6) sports injury recovery and prevention centers (“Recovery Centers”) in the Los Angeles, California area. The Recovery Centers provide physical therapy and frontline injury treatment to patients that have suffered a sports related injury. The Recovery Centers also engage in sports injury management, which is the management of a specific injury such that it allows an individual to return to their chosen sport without damaging or compromising their body.

Given Mr. Prescott’s engagement with Glacier Sports, the Company feels acquiring the Recovery Centers would be a good cultural fit, create dynamic synergies, and would be an important step in growing the Company.

The Company is further exploring options to engage in apparel production and manufacturing. The Company aims to sell private label clothing, such that a manufacturer will develop styles of blank products and let customers purchase units and customize with their own branding.

We believe Mr. Prescott’s history and experience in the entertainment, media and music industries allows our Company the unique opportunity to leverage his relationships and networks to continue to create business opportunities and growth within our Company.

The Company intends to pursue these opportunities within the next twelve (12) months.

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

For the fiscal year ended December 31, 2021, we incurred net losses of $79,075. As a result, our independent registered public accounting firm has included an explanatory paragraph in their audit opinion that we may be unable to continue as a going concern. Our limited operating history and financial resources raises substantial doubt about our ability to continue as a going concern and our financial statements contain a going concern risk disclosure. Our financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

We are an early stage company with no historical performance for you to base an investment decision upon, and we may never become profitable.

We are an early stage company and as of the date of this filing, we have generated minimal revenue from operations. We have generated minimal revenue from operations since our inception. For the fiscal year ended December 31, 2021, we incurred net losses of $79,075.

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

We have generated minimal revenue since inception. We will need to obtain additional financing in order to complete our business plan because we have not generated revenues from our operations. We do not have any arrangements for outside financing and we may be unable to locate financing on favorable terms or at all. For the year ended December 31, 2021, we incurred net losses of $79,075. Because we lack historical financial data, including revenue data, our future revenues are unpredictable.

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

We did not generate any revenue for the 2021 period. On December 31, 2021, we had an accumulated deficit of $324,459. These factors raise substantial doubt about our ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

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

As of August 8, 2022, we had 100,036,400 shares of common stock outstanding, each entitled to one (1) vote per common share. Our President, Chief Executive Officer and director, Breyon Prescott controls 78,000,000 shares which entitle the holder to one (1) vote per share. As such, the aggregate number of common shares controlled by Mr. Prescott effectively entitles him to vote approximately 78,000,000 out of 100,036,400 votes outstanding or 78% of our outstanding common shares on all matters submitted to a vote of our common stockholders. As a result, he has the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election of directors. Mr. Prescott’s control of our voting securities may make it impossible to complete some corporate transactions without his support and may prevent a change in our control. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

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

Our Articles of Incorporation authorize us to issue 150,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock. As of the date of August 8, 2022, we had 100,036,400 shares of common stock and no shares of preferred stock. Accordingly, we may issue up to an 49,963,600 shares of common stock and 10,000,000 shares of blank check preferred stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock. Our board of directors may designate the rights, terms and preferences of our authorized but unissued preferred shares at its discretion including conversion and voting preferences without notice to our shareholders.

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

Holders

As of March 31, 2022 , there were 32 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, the Company had subscription received of $270,750 for 541,500 shares of its common stock at $0.50 per share as follows, pursuant to exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation De promulgated thereunder:

•

On April 23, 2021, subscription of 75,000 shares of the Company’s common stock for cash in the amount of $150,000, the shares were issued on February 1, 2022.

On April 23, 2021, subscription of 25,000 shares of the Company’s common stock for cash in the amount of $12,500, the shares were issued on February 1, 2022.

•	On April 26, 2021, 25,000 subscriptions of shares of the Company’s common stock for cash in the amount of $12,500, the shares were issued on February 1, 2022.
•	On May 21, 2021, subscription of 330,000 shares of the Company’s common stock for cash in the amount of $165,000, the shares were issued on February 1, 2022.
•	On August 20, 2021, subscription of 11,500 shares of the Company’s common stock for cash in the amount of $5,750, the shares were issued on February 1, 2022.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2021, and for the period from April 22, 2020 (inception) to December 31, 2020, which are included herein.

Our operating results for the year ended December 31, 2021, and for the period from April 22, 2020 (inception) to December 31, 2020, are summarized as follows

	Year Ended	April 22, 2020 (Inception) to
	December 31,	December 31,
	2021	2020	Change
Revenues	$-	$-	$-
Operating expenses	78,910	193,622	(114,712)
Other expenses	165	-	165
Net Loss	$(79,075)	$(193,622)	$114,547

During the year ended December 31, 2021 and for the period from April 22, 2020 (inception) to December 31, 2020, the Company generated no revenues.

We had a net loss of $79,075 and $193,622 for the year ended December 31, 2021 and for the period from April 22, 2020 (inception) to December 31, 2020, respectively.

Operating expenses for the year ended December 31, 2021, and for the period from April 22, 2020 (inception) to December 31, 2020, were $79,910 and $193,622, respectively. During the year ended December 31, 2021, the operating expenses were primarily attributed to professional fees of $49,237, general and administrative expenses of $14,769 and marketing expenses of $14,904. During the period from April 22, 2020 (inception) to December 31, 2020, the operating expenses were primarily attributed to professional fees of $114,298,  acquisition fees of $78,000 and general and administrative expenses of $1,324.

Other expenses for the year ended December 31, 2021, and the period from April 22, 2020 (inception) to December 31, 2020, were $165 and $0, respectively. During the year ended December 31, 2021, other expense consisted of $178 finance fees charged by vendors and $13 interest earned.

Liquidity and Capital Resources:

The following table provides selected financial data about our Company as of December 31,2021 and 2020.

Working Capital

	December 31,	December 31,
	2021	2020
Current Assets	$173,139	$-
Current Liabilities	$111,247	$129,783
Working Capital (Deficiency)	$61,892	$(129,783)

As of December 31, 2021, and 2020, our total current assets were $173,139 and $0 which were comprised of $173,139 and $0 in cash, respectively.

As of December 31, 2021, our current liabilities were $111,247 which were comprised of $95,562 in accounts payable and accrued liabilities and $15,685 in due to related party. As of December 31, 2020, our current liabilities were $129,783 which were comprised of $127,283 in accounts payable and accrued liabilities and $2,500 in due to related party. The decrease in current liabilities is related to a decrease in accounts payable of $31,721 offset by an increase in due to related party for paying operating and marketing expenses of $13,185 on behalf of the Company.

As of December 31, 2021, our working capital was $61,892. We had a working capital deficit of $129,783 for the year ended December 31, 2020.

 Cash Flow Data:

	Year Ended	April 22, 2020 (Inception) to
	December 31,	December 31,
	2021	2020
Cash used in operating activities	$(98,787)	$(10,671)
Net cash provided by investing activities	-	781
Cash provided by financing activities	271,926	9,890
Net Change in Cash for period	$173,139	$-

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended December 31, 2021, net cash flows used in operating activities was $98,787, consisting of a net loss of $79,075, increased by a decrease in accounts payable and accrued liabilities of $32,259 and reduced by an increase in expenses paid by a related party of $12,547. For the period from April 22, 2020 (inception) to December 31, 2020, net cash flows used in operating activities was $10,671, consisting of a net loss of $193,622, reduced by an increase in accounts payable and accrued liabilities of $102,451, an increase in expenses paid by a related party of $2,500 and stock-based acquisition costs of $78,000.

Cash Flows from Investing Activities

The Company did not use any funds for investing activities during the year ended December 31, 2021.

Net cash provided by investing activities of $781 for period from April 22, 2020 (inception) to December 31, 2020, is in conjunction with the share exchange agreement and reorganization dated July 17,2020 with Drnq Budz Inc., which was acquired by the Company.

Cash Flows from Financing Activities

We have financed our operations from related party loans and stock subscriptions. For the year ended December 31, 2021, we received $655 from advances from related party loans, $538 bank overdraft and $270,750 from stock subscriptions. During the year ended December 31, 2021, the Company repaid $17 of related party loans.

For the period from April 22, 2020 (inspection) to December 31, 2020, we received $50 from advances from related party loans and $10,000 from a stock subscription. During the same period, the Company repaid $160 of related party loans.

Going Concern

As of December 31, 2021, our company had a net loss of $79,075 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2022. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLACIER WORLDWIDE, INC.

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Accounting Firm (PCAOB ID: 5081)	F-2

Consolidated Balance Sheets at December 31, 2021 and December 31, 2020	F-3

Consolidated Statements of Operations for the year ended December 31, 2021and for the period from April 22, 2020 (inception) to December 31, 2020	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2021 and for the period from April 22, 2020 (inception) to December 31, 2020	F-5

Consolidated Statement of Cash Flows for the year ended December 31,2021and for the period from April 22, 2020 (inception) to December 31, 2020	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Glacier Worldwide, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Glacier Worldwide, Inc. the "Company") as of December 31, 2021 and 2020 and the related statement of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2021 and for the period from April 22, 2020 (inception) through to December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from April 22, 2020 through to December 31, 2020, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Served as Auditor since 2021

Lakewood, CO

August 9, 2022

Glacier Worldwide, Inc.

Consolidated Balance Sheets

	As of	As of
	December 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$173,139	$-
Total current assets	173,139	-

Total Assets	$173,139	$-

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	95,562	127,283
Due to related party	15,685	2,500
Total current liabilities	111,247	129,783

Total Liabilities	111,247	129,783

Stockholders' Equity (Deficit)
Series A Preferred stock: 10,000,000 shares authorized; $0.001 par value
no shares issued and outstanding	-	-
Common stock: 150,000,000 shares authorized; $0.001 par value
100,076,400 shares issued and outstanding	100,076	100,076
Additional paid in capital	15,525	15,525
Subscription received - shares to be issued	270,750	-
Accumulated deficit	(324,459)	(245,384)
Total Stockholders' Equity (Deficit)	61,892	(129,783)
Total Liabilities and Stockholders' Equity (Deficit)	$173,139	$-

The accompanying notes are an integral part of these consolidated financial statements.

Glacier Worldwide, Inc.

Consolidated Statements of Operations

	Year Ended December 31,	April 22, 2020 (Inception) to December 31,
	2021	2020

Revenues	$-	$-
Operating Expenses
General and administrative	14,769	1,324
Marketing	14,904	-
Professional fees	49,237	114,298
Acquisition fees	-	78,000
Total Operating Expenses	78,910	193,622

Loss from operations	(78,910)	(193,622)

Other Expense
Interest expense	(165)	-
Net Other Expense	(165)	-

Loss Before Provision for Income Taxes	(79,075)	(193,622)

Provision for Income Taxes	-	-

Net Loss	$(79,075)	$(193,622)

Net loss per common share: Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: Basic and Diluted	100,076,400	92,461,388

The accompanying notes are an integral part of these consolidated financial statements.

Glacier Worldwide, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid in	stock	Accumulated
	Number of Shares	Amount	Capital	to be issued	Deficit	Total

Balance - April 22, 2020 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common shares to founder	78,000,000	78,000	-	-	-	78,000
Reverse acquisition adjustment	22,036,400	22,036	-	-	(51,762)	(29,726)
Debt forgiveness - related party	-	-	5,565	-	-	5,565
Issuance of common stock	40,000	40	9,960	-	-	10,000
Net loss	-	-	-	-	(193,622)	(193,622)
Balance - December 31, 2020	100,076,400	100,076	15,525	-	(245,384)	(129,783)

Subscription received - shares to be issued	-	-	-	270,750	-	270,750
Net loss	-	-	-	-	(79,075)	(79,075)
Balance - December 31, 2021	100,076,400	$100,076	$15,525	270,750	$(324,459)	$61,892

The accompanying notes are an integral part of these consolidated financial statements.

Glacier Worldwide, Inc.

 Consolidated Statement of Cash Flows

	Year Ended	April 22, 2020 (Inception) to
	December 31,	December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(79,075)	$(193,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based acquisition costs	-	78,000
Changes in current assets and liabilities:
Accounts payable and accrued liabilities	(32,259)	102,451
Expenses paid by related party	12,547	2,500
Net cash used in operating activities	(98,787)	(10,671)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiary	-	781
Net cash provided by Investing Activities	-	781

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	538	-
Proceed from advances payable -related party	655	50
Repayment of advances payable - related party	(17)	(160)
Proceed from stock subscription	270,750	10,000
Net cash provided by Financing Activities	271,926	9,890

Net cash increase for the period	173,139	-
Cash at beginning of period	-	-
Cash at end of period	$173,139	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debts forgiveness - related party	$-	$5,565

The accompanying notes are an integral part of these consolidated financial statements.

Glacier Worldwide, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

NOTE 1 - ORGANIZATION, BUSINESS AND LIQUIDITY

Organization and Operations

Glacier Worldwide, Inc. (the “Company”) was formed on August 17,2015, originally as PostAds, Inc., in the State of Nevada as a reorganization of a sole proprietor business with an inception date of August 26, 2013. The business was formed to provide an online platform at www.PostAds.com that offers an alternative marketplace for buyers and sellers of both new and pre-owned goods and service items (including jobs). On January 6, 2021, the Company changed its name to Glacier Worldwide, Inc. (the “Company”).

The Company has not commenced operations and currently has no planned principal operations. Its activities since inception include devoting substantially all of its efforts to business planning and development. The Company has generated no revenue from operations. The Company’s activities during this development stage are subject to significant risks and uncertainties.

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

Recapitalization

For financial accounting purposes, this transaction was treated as a reverse acquisition by DB and resulted in a recapitalization with DB being the accounting acquirer and Glacier Worldwide Inc. as the acquired company. The consummation of this reverse acquisition resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, DB and have been prepared to give retroactive effect to the reverse acquisition completed on the Effective Date and represent the operations of DB. The consolidated financial statements after the acquisition date, July 17, 2020, include the balance sheets of both companies at historical cost, the historical results of DB and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes have been retroactively restated to reflect the recapitalization.

Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company has incurred operating losses of $79,075 during the year ended December 31, 2021 and has an accumulated deficit of $324,459 as of December 31, 2021. In addition, the Company has a working capital surplus of $61,892 as of December 31, 2021.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are presented in US dollars. The Company uses the accrual basis of accounting and has adopted a December 31 fiscal year end.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiary, Drnq Budz Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Cash

Cash consists of cash and highly liquid investments with remaining maturities of less than ninety days at the date of purchase. We maintain cash balances with financial institutions that exceed federally-insured limits. We have not experienced any losses related to these balances, and we believe credit risk to be minimal. The Company does not have any cash equivalents.

Basic and Diluted Net Loss per Common Share

Pursuant to authoritative guidance, basic net income and net loss per share are computed by dividing the net income and net loss by the weighted average number of common shares outstanding during the period. Diluted net income and net loss per share is the same as basic net income and net loss per share when potentially dilutive common stock equivalents inclusion would have an anti-dilutive effect due to our continuing net losses.

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

ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

•	Level 1-Quoted market prices for identical assets or liabilities in active markets or observable inputs;
•	Level 2-Significant other observable inputs that can be corroborated by observable market data; and
•	Level 3-Significant unobservable inputs that cannot be corroborated by observable market data.

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

The Company has adopted the guidance included under ASU 2018-07, stock-based compensation issued to non-employees and consultants. Equity-based payments to non-employees are measured at grant-date fair value of the equity instruments that the Company is obligated to issue when the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity-classified nonemployee share based payment awards are measured at the grant date.

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

NOTE 3 - INCOME TAXES

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31,2021, and 2020 are as follows:

	December 31,	December 31,
	2021	2020
Net loss for the year	$(79,075)	$(193,622)
Effective Tax rate	21%	21%
Tax Recovery	(16,606)	(40,661)
Less: Valuation Allowance	16,606	40,661
Net deferred asset	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2021 and 2020:

	As of
	December 31,
	2021	2020
Net operating loss carryforward	$57,267	$40,661
Less: Valuation Allowance	(57,267)	(40,661)
Net deferred asset	$-	$-

As of December 31, 2021, the Company had approximately $272,697 of net operating losses (“NOLs”), generated from April 22, 2020 (inception) to December 31, 2021, carried forward to offset taxable income in future years.

A valuation allowance has been established for our tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time. As of December 31, 2021, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by us to date. Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%. Tax returns for the period ended 2020 forward are subject to review by the tax authorities.

NOTE 4 - RELATED PARTY CONSIDERATIONS

During the year ended December 31, 2021, and the period from April 22, 2020 (inception) to December 31, 2020, a former related party advanced $155 and $50, and the Company repaid $17 and $160 of advances, respectively.

During the period from April 22, 2020 (inception) to December 31, 2020, in connection with acquisition of subsidiary, the due to former related party of $5,565 was forgiven and recognized as additional paid-in- capital.

During the year ended December 31, 2021, and the period from April 22, 2020 (inception) to December 31, 2020, the Company’s Principal Executive Officer paid $12,547 and $2,500 of operating expenses on behalf of the Company, respectively.

During the year ended December 31, 2021, the Company’s Principal Executive Officer advanced $500 to the Company.

As of December 31, 2021, and December 31, 2020, the Company was obliged to the officer, for an unsecured, noninterest bearing demand loan balance of $15,685 and $2,500, respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY

 Preferred Stock

The Company has authorized 10,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

As of December 31, 2021, and 2020, the Company had no shares of Preferred Stock issued and outstanding.

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

During the year ended December 31, 2021, there were no shares issued.

As at December 31, 2021 and 2020, the Company had 100,076,400 shares of common stock issued and outstanding.

NOTE 6 – SUBSCRIPTIONS RECEIVED – SHARES TO BE ISSUED

During the year ended December 31, 2021, the Company had subscriptions received of $270,750 for 541,500 shares at $0.50 of common stock to be issued.

As of December 31, 2021, the 541,500 shares of common stock were not yet issued, and the Company recorded $270,750 as common stock to be issued.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of filling these condensed consolidated financial statements were available to be issued.

In February of 2022, the Company issued the 541,500 shares of common stock to unaffiliated investors recorded in Subscription Received - shares to be issued at $0.50 per share for proceeds of $270,750.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 15, 2021, the Company engaged BF Borgers CPA PC as its certified public accounting firm.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2021 at the reasonable assurance level.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that its internal control over financial reporting was ineffective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified during the fourth quarter ended December, 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that Mr. Prescott’s extensive background in music and entertainment qualifies him to be on our board of directors.

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

The following table shows for the fiscal years ended December 31, 2021 and 2020 compensation awarded to, paid to or earned by the Company to our named executive officers:

SUMMARY COMPENSATION TABLE

The following table shows the compensation awarded to, earned by or paid to our Chief Executive Officer (the “Named Executive Officer”). No other executive officer received compensation in excess of $100,000 during the year ended December 31, 2021 and December 31, 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Breyon Prescott,	2021	-	-	-	-	-	-	-	-
Chief Executive Officer, President and Director	2020	-	-	-	-	-	-	-	-
Kenneth T. Moore(1)	2021	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-

______________

(1) Mr. Moore was the principal executive officer of the Company until July 23, 2020.

Employment Agreements

The Company does not have any employment agreements with its executive officers.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with its executive officers.

Outstanding Equity Awards

There were no outstanding equity awards made to our Named Executive Officer as of December 31, 2021.

Compensation of Directors

During the year ended December 31, 2021, no compensation has been paid to our directors in consideration for their services rendered in their capacities as directors

Employee Benefit Plans

The Company currently has no employee benefit plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of July ☑, 2022, the number shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock; (ii) the Named Executive Officer; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the business address of each such person is c/o Glacier Worldwide, Inc., 10390 Santa Monica Blvd., Los Angeles, CA 90025.

Name and Address of Beneficial Owner	Amount of Shares Beneficially Owned	Percentage of Beneficial Ownership
Breyon Prescott	78,000,000	78%

All executive officers and directors as a group (1 person)	78,000,000	78%
Other 5% Holders

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the period for the fiscal year ended December 31, 2021, the former related party advanced $155 and $50, and the Company repaid $17 and $160 of advances, respectively.

During the year ended December 31, 2021, the Company’s Principal Executive Officer paid $12,547 of operating and marketing expenses on behalf of the Company and advanced $500 to the Company. As of December 31, 2021, the Company was obliged to the officer, for an unsecured, non-interest -bearing demand loan a balance of $15,685.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed, or expected to be billed, to us by our independent registered public accounting firm for the years ended December 31, 2021 and 2020, for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as “audit fees;” (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	December 31, 2021	December 31, 2020
Audit Fees	14,000	10,800
Audit-Related Fees	$-	$-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$14,000	$10,800

Audit Fees. Consists of fees for professional services rendered for the audit of our annual financial statements included in our Annual Report on Forms 10-K for our fiscal years ended December 31, 2021 and 2020 and reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

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

Glacier Worldwide, Inc.

Dated: August 9, 2022	By:	/s/ Breyon Prescott
Breyon Prescott Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Breyon Prescott	Chief Executive Officer, President and Director	August 9, 2022
Breyon Prescott	(Principal Executive Officer)

