Form 10-Q
period 2022-03-31
Glacier Worldwide, Inc.
filed 2022-09-23
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of September 23, 2022, there were outstanding 100,617,900 shares of the registrant’s common stock.

GLACIER WORLDWIDE, INC.

FORM 10-Q

March 31 2022

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLACIER WORLDWIDE, INC.

Glacier Worldwide, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	March 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$150,358	$173,139
Total current assets	150,358	173,139

Total Assets	$150,358	$173,139

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	99,621	95,562
Due to related party	15,998	15,685
Total current liabilities	115,619	111,247

Total Liabilities	115,619	111,247

Stockholders’ Equity
Series A Preferred stock: 10,000,000 shares authorized; $0.001 par value no shares issued and outstanding	-	-
Common stock: 150,000,000 shares authorized; $0.001 par value 100,617,900 shares and 100,076,400 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	100,618	100,076
Additional paid in capital	285,733	15,525
Subscription received-shares to be issued	-	270,750
Accumulated deficit	(351,612)	(324,459)
Total Stockholders’ Equity	34,739	61,892
Total Liabilities and Stockholders’ Equity	$150,358	$173,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Revenues	$-	$-

Operating Expenses
General and administrative	161	14
Professional fees	26,996	13,374
Total Operating Expenses	27,157	13,388

Loss from operations	(27,157)	(13,388)

Other Income (Expense)
Interest expense	-	(96)
Interest income	4	-
Net Other Income (Expense)	4	(96)

Loss Before Provision for Income Taxes	(27,153)	(13,484)

Provision for Income Taxes	-	-

Net Loss	$(27,153)	$(13,484)

Net loss per common share: Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: Basic and Diluted	100,431,383	100,076,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the Three months ended March 31, 2022

	Common Stock		Additional	Common stock
	Number of Shares	Amount	Paid in Capital	to be issued	Accumulated Deficit	Total

Balance - December 31, 2021	100,076,400	$100,076	$15,525	270,750	$(324,459)	$61,892

Issuance common stock related to subscription	541,500	542	270,208	(270,750)	-	-
Net loss	-	-	-	-	(27,153)	(27,153)
Balance - March 31, 2022	100,617,900	$100,618	$285,733	-	$(351,612)	$34,739

For the Three months ended March 31, 2021

	Common Stock		Additional
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Total

Balance - December 31, 2020	100,076,400	$100,076	$15,525	$(245,384)	$(129,783)

Net loss	-	-	-	(13,484)	(13,484)
Balance - March 31, 2021	100,076,400	$100,076	$15,525	$(258,868)	$(143,267)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(27,153)	$(13,484)
Changes in current assets and liabilities:
Accounts payable and accrued liabilities	4,059	13,161
Due to related party	313	330
Net cash provided by (used in) operating activities	(22,781)	7

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from advances payable -related party	-	10
Repayment of advances payable - related party	-	(17)
Net cash used in Financing Activities	-	(7)

Net cash increase for the period	(22,781)	-
Cash at beginning of period	173,139	-
Cash at end of period	$150,358	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for subscription	$270,750	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

NOTE 1 – ORGANIZATION, BUSINESS AND GOING CONCERN

Organization and Operations

Glacier Worldwide, Inc. (the “Company”) was formed on August 17, 2015, originally as PostAds, Inc., in the State of Nevada as a reorganization of a sole proprietor business with an inception date of August 26, 2013. The business was formed to provide an online platform that offers an alternative marketplace for buyers and sellers of both new and pre-owned goods and service items (including jobs). On January 6, 2021, the Company changed its name to Glacier Worldwide, Inc. (the “Company”).

The Company has not commenced operations and currently has no planned principal operations. Its activities since inception include devoting substantially all of its efforts to business planning and development. The Company has generated no revenue from operations. The Company’s activities during this development stage are subject to significant risks and uncertainties.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company has incurred operating losses of $27,153 for the three months ended March 31, 2022 and has an accumulated deficit of $351,612 as of March 31, 2022.

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

Due to uncertainties related to these matters, there exists a substantial doubt about the ability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2021, as filed with the SEC on August 9, 2022.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiary, Drnq Budz Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates.

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

NOTE 3 - RELATED PARTY CONSIDERATIONS

During the three months ended March 31, 2021, a former related party advanced $10, and the Company repaid $17 of advances.

During the three months ended March 31, 2022 and 2021, the Company’s Principal Executive Officer advanced to the Company $313 and $330, respectively, by paying operating expenses on behalf of the Company.

As of March 31, 2022, and December 31, 2021, the Company was obliged to the Principal Executive Officer for an unsecured, noninterest bearing demand loan balance of $15,998 and $15,685, respectively.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 10,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

As of March 31, 2022 and December 31, 2021, the Company had no shares of Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 150,000,000 shares of common stock with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the three months ended March 31, 2022, the Company issued 541,500 shares of common stock related to a subscription of $270,750 cash during year ended December 31, 2021.

As at March 31, 2022 and December 31, 2021, the Company had 100,617,900 and 100,076,400 shares of common stock issued and outstanding, respectively.

 NOTE 5 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

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

The Company is currently in negotiations to acquire up to six (6) sports injury recovery and prevention centers (“Recovery Centers”) in the Los Angeles, California area. The Recovery Centers provide physical therapy and frontline injury treatment to patients that have suffered a sports related injury. The Recovery Centers also engage in sports related injury management, which is the management of a specific injury such that it allows an individual to return to their chosen sport without damaging or compromising their body.

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

Unless the context otherwise requires, for periods prior to March 31, 2022, we use the terms “ Glacier”, “ the “Company,” “we,” “us” and “our” to refer to Glacier Worldwide, Inc.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 31, 2022, the date of issuance of this Quarter Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three months ended March 31, 2022, and the three months ended March 31, 2021, which are included herein.

The three months ended March 31, 2022, compared to the three months ended March 31, 2021

 The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the period ended March 31, 2022, which are included herein.

Three months ended March 31, 2022, compared to three months ended March 31, 2021:

Our operating results for the three months ended March 31, 2022, and 2021 are summarized as follows

	Three Months Ended
	March 31,	March 31,
	2022	2021	Change
Revenues	$-	$-	$-
Operating expenses	27,157	13,388	13,769
Other income (expenses)	4	(96)	(100)
Net loss	$(27,153)	$(13,484)	$(13,669)

During the three months ended March 31, 2022, and 2021, the Company generated no revenues.

We had a net loss of $27,153 and $13,484 for the three months ended March 31, 2022 and 2021, respectively.

Operating expenses for the three months ended March 31, 2022 and 2021 were $27,157 and $13,388, respectively. During the three months ended March 31, 2022, the operating expenses were primarily attributed to professional fees of $26,996 and general and administrative expenses of $161. During the three months ended March 31, 2021, the operating expenses were attributed to professional fees of $13,374 and general and administrative expenses of $14.

Other income (expenses) for the three months ended March 31, 2022 and 2021, were $4 and ($96), respectively. During the three months ended March 31, 2022 and 2021, other income (expense) consisted of $0 and $96 finance fees charged by vendors and $4 and $0 interest earned.

Liquidity and Capital Resources:

The following table provides selected financial data about our Company as of March 31, 2022.

Working Capital

	March 31,	December 31,
	2022	2021
Current Assets	$150,358	$173,139
Current Liabilities	$115,619	$111,247
Working Capital	$34,739	$61,892

As of March 31, 2022, and December 31, 2021, our total current assets were $150,358 and $173,139 which were comprised of $150,358 and $173,139 in cash, respectively.

As of March 31, 2022, our current liabilities were $115,619 which were comprised of $99,621 in accounts payable and accrued liabilities and $15,998 in due to related party. As of December 31, 2021, our current liabilities were $111,247 which were comprised of $95,562 in accounts payable and accrued liabilities and $15,685 in due to related party transactions. The increase in current liabilities is related to an increase in accounts payable and accrued liabilities of $4,059 and due to related party for paying operating and marketing expenses of $313 on behalf of the Company.

As of March 31, 2022, and December 31, 2021, our working capital was a positive of $34,739 and $61,892, respectively.

 Cash Flow Data:

	Three Months Ended
	March 31,
	2022	2021
Cash provided by (used in) operating activities	$(22,781)	$7
Cash provided by investing activities	-	-
Cash used in financing activities	-	(7)
Net Change in Cash for period	$(22,781)	$-

Cash Flows from Operating Activities

During the three months ended March 31, 2022, we have not generated positive cash flows from operating activities. For the three months ended March 31, 2022, net cash flows used in operating activities was $22,781, consisting of a net loss of $27,153, reduced by an increase in accounts payable and accrued liabilities of $4,059 and expenses paid by a related party of $313.

During the three months ended March 31, 2021, we have generated cash flows from operating activities of $7. For the three months ended March 31, 2021, net cash provided by operating activities was $7, consisting of a net loss of $13,484, reduced by an increase in accounts payable and accrued liabilities of $13,161 and expenses paid by a related party of $330.

Cash Flows from Investing Activities

The Company did not use any funds for investing activities during the three months ended March 31, 2022.

Cash Flows from Financing Activities

We have financed our operations from related party loans and stock subscriptions. For the three months ended March 31, 2022, we have not received any financing from a related party or stock subscriptions.

For the three months ended March 31, 2021, we received $10 from advances from related party and the Company repaid $17 of related party loans.

Going Concern

For the three months ended March 31, 2022, our Company had a net loss of $27,153. Our Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2022. The ability of our Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these requirements, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Chief Executive Officer who is also our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at March 31, 2022, our disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2022, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

2.1*	Share Exchange Agreement dated July 17. 2020, between the Company and Breyon Prescott. (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed on July 23, 2020.)

3.1*	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed on July 23, 2020.)

31.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1**	Certification of Principal Executive Officer and Principal Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLACIER WORLDWIDE, INC.

Dated: September 23, 2022	By:	/s/ Breyon Prescott
Breyon Prescott
President
(Principal Executive Officer)

