Form 10-Q
period 2022-06-30
Glacier Worldwide, Inc.
filed 2022-09-30
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of September 30, 2022, there were outstanding 100,617,900 shares of the registrant’s common stock.

GLACIER WORLDWIDE, INC.

FORM 10-Q

June 30 2022

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLACIER WORLDWIDE, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021(Unaudited)	5

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and June 30, 2021 (Unaudited)	6

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022, and June 30, 2021(Unaudited)	7

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and June 30, 2021 (Unaudited)	8

Notes to Condensed Consolidated Financial Statements at June 30, 2022 (Unaudited)	9

Glacier Worldwide, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	June 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$114,495	$173,139
Total current assets	114,495	173,139

Total Assets	$114,495	$173,139

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	106,856	95,562
Due to related party	15,998	15,685
Total current liabilities	122,854	111,247

Total Liabilities	122,854	111,247

Stockholders' Equity (Deficit)
Series A Preferred stock: 10,000,000 shares authorized; $0.001 par value
no shares issued and outstanding	-	-
Common stock: 150,000,000 shares authorized; $0.001 par value
100,617,900 shares and 100,076,400 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	100,618	100,076
Additional paid in capital	285,733	15,525
Subscription received - shares to be issued	-	270,750
Accumulated deficit	(394,710)	(324,459)
Total Stockholders' Equity (Deficit)	(8,359)	61,892
Total Liabilities and Stockholders' Equity (Deficit)	$114,495	$173,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative	392	6,983	553	6,997
Marketing	-	14,904	-	14,904
Professional fees	42,709	16,013	69,705	29,387
Total Operating Expenses	43,101	37,900	70,258	51,288

Loss from operations	(43,101)	(37,900)	(70,258)	(51,288)

Other Income (Expense)
Interest expense	-	(39)	-	(135)
Interest income	3	-	7	-
Net Other Income (Expense)	3	(39)	7	(135)

Loss Before Provision for Income Taxes	(43,098)	(37,939)	(70,251)	(51,423)

Provision for Income Taxes	-	-	-	-

Net Loss	$(43,098)	$(37,939)	$(70,251)	$(51,423)

Net loss per common share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: Basic and Diluted	100,617,900	100,076,400	100,522,691	100,076,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the Three and Six months ended June 30, 2022

	Common Stock		Additional	Common
	Number of Shares	Amount	Paid in Capital	stock to be issued	Accumulated Deficit	Total

Balance - December 31, 2021	100,076,400	$100,076	$15,525	270,750	$(324,459)	$61,892

Issuance common stock related to subscription	541,500	542	270,208	(270,750)	-	-
Net loss	-	-	-	-	(27,153)	(27,153)
Balance - March 31, 2022	100,617,900	$100,618	$285,733	-	$(351,612)	$34,739

Net loss	-	-	-	-	(43,098)	(43,098)
Balance - June 30, 2022	100,617,900	$100,618	$285,733	-	$(394,710)	$(8,359)

For the Three and Six months ended June 30, 2021

	Common Stock		Additional	Common
	Number of Shares	Amount	Paid in Capital	stock to be Issued	Accumulated Deficit	Total

Balance - December 31, 2020	100,076,400	$100,076	$15,525	$-	$(245,384)	$(129,783)

Net loss	-	-	-	-	(13,484)	(13,484)
Balance - March 31, 2021	100,076,400	100,076	15,525	-	(258,868)	(143,267)

Subscriptions received - shares to be issued	-	-	-	265,000	-	265,000
Net loss	-	-	-	-	(37,939)	(37,939)
Balance - June 30, 2021	100,076,400	$100,076	$15,525	$265,000	$(296,807)	$83,794

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(70,251)	$(51,423)
Changes in current assets and liabilities:
Accounts payable and accrued liabilities	11,290	14,062
Due to related party	313	3,435
Net cash used in operating activities	(58,648)	(33,926)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	4	-
Proceed from advances payable -related party	-	555
Repayment of advances payable - related party	-	(17)
Proceed from stock subscription	-	265,000
Net cash provided by Financing Activities	4	265,538

Net cash increase for the period	(58,644)	231,612
Cash at beginning of period	173,139	-
Cash at end of period	$114,495	$231,612

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for subscription	$270,750	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

(Unaudited)

NOTE 1 – ORGANIZATION, BUSINESS AND GOING CONCERN

Organization and Operation

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company has incurred operating losses of $70,251 for the six months ended June 30, 2022 and has an accumulated deficit of $394,710 as of June 30, 2022.

Management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavours.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2021, as filed with the SEC on August 9, 2022.

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

NOTE 3 - RELATED PARTY CONSIDERATIONS

During the six months ended June 30, 2021, a former related party advanced $55, and the Company repaid $17 of advances.

During the six months ended June 30, 2022 and 2021, the Company’s Principal Executive Officer advanced to the Company of $313 and $3,435, respectively, by paying operating and marketing expenses on behalf of the Company.

During the six months ended June 30, 2022 and 2021, the Company’s Principal Executive Officer advanced to the Company an amount of $0 and $500, respectively.

As of June 30, 2022, and December 31, 2021, the Company was obliged to the Principal Executive Officer, for an unsecured, noninterest bearing demand loan balance of $15,998 and $15,685, respectively.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of Preferred Stock with a par value of $0.001 per share. The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

As of June 30, 2022 and December 31, 2021, the Company had no shares of Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 150,000,000 shares of Common Stock with a par value of $0.001 per share. Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the six months ended June 30, 2022, the Company issued 541,500 shares of Common Stock in related to subscription of $270,750 cash during year ended December 31, 2021.

As at June 30, 2022 and December 31, 2021, the Company had 100,617,900 and 100,076,400 shares of Common Stock issued and outstanding, respectively.

 NOTE 5 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Forward - Looking Statement

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes to those statements included in this Form 10-Q and with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2020 Form 10-K”). You should specifically consider the various risk factors identified in our 2021 Form 10-K, that could cause actual results to differ materially from those anticipated in these forward-looking statements. References to “we,” “our,” or “us” in this section refer to Glacier Worldwide, Inc. or PostAds, Inc. and its subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Organization and Operations

The Company was formed on August 17, 2015 in the State of Nevada under the name PostAds, Inc. to provide an online marketplace. On January 6, 2021, the Company changed its name from PostAds, Inc. to Glacier Worldwide, Inc.

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

Unless the context otherwise requires, for periods prior to June 30, 2022, we use the terms “Glacier”, “the “Company,” “we,” “us” and “our” to refer to Glacier Worldwide, Inc.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of June 30, 2022, the date of issuance of this Quarter Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three months ended June 30, 2022, and the three months ended June 30, 2021, which are included herein.

Three months ended June 30, 2022, compared to three months ended June 30, 2021:

Our operating results for the three months ended June 30, 2022, and 2021 are summarized as follows:

	Three Months Ended June 30,
	2022	2021	Change
Revenues	$-	$-	$-
Operating expenses	43,101	37,900	5,201
Other income (expenses)	3	(39)	42
Net loss	$43,098	$37,939	$5,159

During the three months ended June 30, 2022 and 2021, the Company generated no revenues.

We had a net loss of $43,098 and $37,939 for the three months ended June 30, 2022 and 2021, respectively.

Operating expenses for the three months ended June 30, 2022 and 2021 were $43,101 and $37,900, respectively. During the three months ended June 30, 2022, the operating expenses were primarily attributed to professional fees of $42,709 and general and administrative expenses of $392. During the three months ended June 30, 2021, the operating expenses were attributed to professional fees of $16,013, marketing expenses of $14,904 and general and administrative expenses of $6,983.

Other income (expenses) for the three months ended June 30, 2022 and 2021, were $3 and ($39), respectively. During the three months ended June 30, 2022 and 2021, other income (expense) consisted of $0 and $39 finance fees charged by vendors and $3 and $0 interest earned, respectively.

Six months ended June 30, 2022, compared to Six months ended June 30, 2021:

Our operating results for the Six months ended June 30, 2022, and 2021 are summarized as follows

	Six Months Ended
	June 30,
	2022	2021	Change
Revenues	$-	$-	$-
Operating expenses	70,258	51,288	18,970
Other income (expenses)	7	(135)	142
Net loss	$70,251	$51,423	$18,828

During the six months ended June 30, 2022 and 2021, the Company generated no revenues.

We had a net loss of $70,251 and $51,423 for the six months ended June 30, 2022 and 2021, respectively.

Operating expenses for the six months ended June 30, 2022 and 2021 were $70,258 and $51,288, respectively. During the six months ended June 30, 2022, the operating expenses were primarily attributed to professional fees of $69,705 and general and administrative expenses of $553. During the six months ended June 30, 2021, the operating expenses were attributed to professional fees of $29,387, marketing expenses of $14,904 and general and administrative expenses of $6,997.

Other income (expenses) for the six months ended June 30, 2022 and 2021, were $7 and ($135), respectively. During the six months ended June 30, 2022 and 2021, other income (expense) consisted of $0 and $135 finance fees charged by vendors and $7 and $0 interest earned, respectively.

Liquidity and Capital Resources:

The following table provides selected financial data about our Company as of June 30, 2022.

Working Capital

	June 30,	December 31,
	2022	2021
Current Assets	$114,495	$173,139
Current Liabilities	$122,854	$111,247
Working Capital (deficit)	$(8,359)	$61,892

As of June 30, 2022 and December 31, 2021, our total current assets comprised solely of cash of $114,495 and $173,139, respectively.

As of June 30, 2022, our current liabilities were $122,854 which were comprised of $106,856 in accounts payable and accrued liabilities and $15,998 in due to related party. As of December 31, 2021, our current liabilities were $111,247 which were comprised of $95,562 in accounts payable and accrued liabilities and $15,685 in due to related party. The increase in current liabilities is related to an increase in accounts payable and accrued liabilities of $11,294 and due to related party for paying operating expenses of $313 on behalf of the Company.

As of June 30, 2022 and December 31, 2021, our working capital was a deficiency of 8,359 and a positive of $61,892, respectively.

 Cash Flow Data:

	Six Months Ended
	June 30,
	2022	2021
Cash used in operating activities	$(58,648)	$(33,926)
Net cash provided by investing activities	-	-
Cash provided by financing activities	4	265,538
Net Change in Cash for period	$(58,644)	$231,612

Cash Flows from Operating Activities

During the six months ended June 30, 2022, we have not generated positive cash flows from operating activities. For the six months ended June 30, 2022, net cash flows used in operating activities was $58,648, consisting of a net loss of $70,251, reduced by an increase in accounts payable and accrued liabilities of $11,290 and due to related party for paying operating expenses of $313 on behalf of the Company.

During the six months ended June 30, 2021, we have not generated positive cash flows from operating activities. For the six months end June 30, 2021, net cash flows used in operating activities was $33,926, consisting of a net loss of $51,423, reduced by an increase in accounts payable and accrued liabilities of $14,062 and due to related party for paying operating expenses of $3,435 on behalf of the Company.

Cash Flows from Investing Activities

The Company did not use any funds for investing activities during the six months ended June 30, 2022.

Cash Flows from Financing Activities

We have financed our operations from related party loans and stock subscriptions. For the six months ended June 30, 2022, we have not received any financing from a related party or stock subscriptions and only utilized $4 bank overdraft.

For the six months ended June 30, 2021, we received $555 from advances from related party, $265,000 from stock subscription and the Company repaid $17 of related party loans.

Going Concern

For the six months ended June 30, 2022, our Company had a net loss of $70,251. Our Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2022. The ability of our Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these requirements, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Chief Executive Officer who is also our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at June 30, 2022, our disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2022, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

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

GLACIER WORLDWIDE, INC.

Dated: September 30, 2022	By:	/s/ Breyon Prescott
Breyon Prescott
President
(Chief Executive Officer and Chief Finance Officer)

