Form 10-K
period 2022-12-31
Glacier Worldwide, Inc.
filed 2023-03-29
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $0, as there is no trading market in our common stock.

As of March 28, 2023, there were 100,617,900 shares of the registrant’s common stock outstanding. No preferred shares are issued or outstanding.

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

Currently the Company has not commenced operations and currently has no planned principal operations. Its activities since inception include devoting substantially all of its efforts to business planning and development. The Company has generated no revenue from operations.

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

Item 1A Risk Factors

The Company believes there have been no material changes from the risk factors previously disclosed in the Company’s 2021 Annual Report on Form 10-K. The risks and uncertainties described in the 2021 Annual Report on Form 10-K should be carefully reviewed. These are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties that the Company does not currently know about or that we currently believe are immaterial, or that the Company has not predicted, may also harm our business operations or adversely affect the Company. If any of these risks or uncertainties actually occurs, the Company’s business, financial condition, operating results or liquidity could be adversely affected.

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

As of December 31, 2021, and December 31, 2022, the Company had no shares of Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 150,000,000 shares of Common Stock with a par value of $0.001 per share. Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

As of December 31, 2022, the Company issued 541,500 shares of Common Stock in related to subscription of $270,750 cash during year ended December 31, 2021.

As of December 31, 2022 and December 31, 2021, the Company had 100,617,900 and 100,076,400 shares of Common Stock issued and outstanding, respectively.

Dividends

The Company has never paid dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future. It intends to use any future earnings for the expansion of its business. Any future determination of applicable dividends will be made at the discretion of the board of directors and will depend on the results of operations, financial condition, capital requirements and other factors deemed relevant.one.

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2022 and 2021, which are included herein.

Our operating results for the years ended December 31, 2022 and 2021, are summarized as follows:

	Year Ended
	December 31,	December 31,
	2022	2021	Change
Revenues	$-	$-	$-
Operating expenses	118,781	78,910	39,871
Other (income) expenses	(11)	165	(176)
Net loss	$(118,770)	$(79,075)	$(39,695)

During the years ended December 31, 2022 and 2021, the Company generated no revenues.

We had a net loss of $118,770 and $79,075 for the years ended December 31, 2022 and 2021, respectively.

Operating expenses for the years ended December 31, 2022 and 2021were $118,781 and $78,910, respectively. During the year ended December 31, 2022, the operating expenses were primarily attributed to professional fees of $117,409 and general and administrative expenses of $1,372. During the year ended December 31, 2021, the operating expenses were primarily attributed to professional fees of $49,237, marketing expenses of $14,904 and general and administrative expenses of $14,769.

Other (income) expenses for the years ended December 31, 2022 and 2021 were ($11) and $165, respectively. During the year ended December 31, 2022, other income consisted of $11interest earned and during the year ended December 31, 2021, other expenses consisted of finance fees charged by vendors and $165.

Liquidity and Capital Resources:

The following table provides selected financial data about our Company as of December 31, 2022 and 2021.

Working Capital

	December 31,	December 31,
	2022	2021
Current Assets	$53,699	$173,139
Current Liabilities	$110,577	$111,247
Working Capital	$(56,878)	$61,892

As of December 31, 2022, and 2021, our total current assets were $53,699 and $173,139 which were comprised of $53,699 and $173,139 in cash, respectively.

As of December 31, 2022, our current liabilities were $110,577 which were comprised of $94,579 in accounts payable and accrued liabilities and $15,998 due to related party. As of December 31, 2021, our current liabilities were $111,247 which were comprised of $95,562 in accounts payable and accrued liabilities and $15,685 due to related party. The decrease in current liabilities is related to a decrease in accounts payable and accrued liabilities of $983 offset by an increase due to related party for paying operating and marketing expenses of $313 on behalf of the Company.

As of December 31, 2022, our working capital deficit was $56,878. We had a working capital of $61,892 for the year ended December 31, 2021.

 Cash Flow Data:

	Year Ended
	December 31,	December 31,
	2022	2021
Cash used in operating activities	$(119,440)	$(98,787)
Net cash provided by investing activities	-	-
Cash provided by financing activities	-	271,926
Net Change in Cash for period	$(119,440)	$173,139

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended December 31, 2022, net cash flows used in operating activities was $119,440, consisting of a net loss of $118,770, increased by a decrease in accounts payable and accrued liabilities of $983 and reduced by an increase in expenses paid by a related party of $313.For the year ended December 31, 2021, net cash flows used in operating activities was $98,787, consisting of a net loss of $79,075, increased by a decrease in accounts payable and accrued liabilities of $32,259 and reduced by an increase in expenses paid by a related party of $12,547.

Cash Flows from Investing Activities

The Company did not use any funds for investing activities during the years ended December 31, 2022 and 2021.

Cash Flows from Financing Activities

We have financed our operations from related party loans and stock subscriptions. For the year ended December 31, 2022, the Company did not receive any fund for financing activities. For the year ended December 31, 2021, we received $655 from advances from related party loans, $538 bank overdraft and $270,750 from stock subscriptions. During the year ended December 31, 2021, the Company repaid $17 of related party loans.

Going Concern

As of December 31, 2022, our company had a net loss of $118,770 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2023. The ability of our Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

 December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Glacier Worldwide, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Glacier Worldwide, Inc. the "Company") as of December 31, 2022 and 2021 and the related statement of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2022 and December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for the year ended December 31, 2022 and December 31, 2021, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Served as Auditor since 2020

Lakewood, CO

March 29, 2023

Glacier Worldwide, Inc.

Consolidated Balance Sheets

	As of	As of
	December 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$53,699	$173,139
Total current assets	53,699	173,139

Total Assets	$53,699	$173,139

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	94,579	95,562
Due to related party	15,998	15,685
Total current liabilities	110,577	111,247

Total Liabilities	110,577	111,247

Stockholders' Equity (Deficit)
Series A Preferred stock: 10,000,000 shares authorized; $0.001 par value no shares issued and outstanding	-	-
Common stock: 150,000,000 shares authorized; $0.001 par value 100,617,900 shares and 100,076,400 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	100,618	100,076
Additional paid in capital	285,733	15,525
Subscription received - shares to be issued	-	270,750
Accumulated deficit	(443,229)	(324,459)
Total Stockholders' Equity (Deficit)	(56,878)	61,892
Total Liabilities and Stockholders' Equity (Deficit)	$53,699	$173,139

The accompanying notes are an integral part of these consolidated financial statements.

Glacier Worldwide, Inc.

Consolidated Statements of Operations

	Year Ended
	December 31,
	2022	2021

Revenues	$-	$-

Operating Expenses
General and administrative	1,372	14,769
Marketing	-	14,904
Professional fees	117,409	49,237
Total Operating Expenses	118,781	78,910

Loss from operations	(118,781)	(78,910)

Other Income (Expense)
Interest expense	-	(165)
Interest income	11	-
Net Other Income (Expense)	11	(165)

Loss Before Provision for Income Taxes	(118,770)	(79,075)

Provision for Income Taxes	-	-

Net Loss	$(118,770)	$(79,075)

Net loss per common share: Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: Basic and Diluted	100,571,910	100,076,400

The accompanying notes are an integral part of these consolidated financial statements.

Glacier Worldwide, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional	Common stock
	Number of Shares	Amount	Paid in Capital	to be issued	Accumulated Deficit	Total

Balance - December 31, 2020	100,076,400	100,076	15,525	-	(245,384)	(129,783)

Subscription received - shares to be issued	-	-	-	270,750	-	270,750
Net loss	-	-	-	-	(79,075)	(79,075)
Balance - December 31, 2021	100,076,400	$100,076	$15,525	270,750	$(324,459)	$61,892

Issuance common stock related to subscription	541,500	542	270,208	(270,750)	-	-
Net loss	-	-	-	-	(118,770)	(118,770)
Balance - December 31, 2022	100,617,900	$100,618	$285,733	-	$(443,229)	$(56,878)

The accompanying notes are an integral part of these consolidated financial statements.

Glacier Worldwide, Inc.

 Consolidated Statement of Cash Flows

	Year Ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(118,770)	$(79,075)
Changes in current assets and liabilities:
Accounts payable and accrued liabilities	(983)	(32,259)
Due to related party	313	12,547
Net cash used in operating activities	(119,440)	(98,787)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	538
Proceed from advances payable -related party	-	655
Repayment of advances payable - related party	-	(17)
Proceed from stock subscription	-	270,750
Net cash provided by Financing Activities	-	271,926

Net cash increase for the period	(119,440)	173,139
Cash at beginning of period	173,139	-
Cash at end of period	$53,699	$173,139

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for subscription	$270,750	$-

The accompanying notes are an integral part of these consolidated financial statements.

Glacier Worldwide, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company has incurred operating losses of $118,770 during the year ended December 31, 2022 and has an accumulated deficit of $443,229 as of December 31, 2022. In addition, the Company has a working capital deficit of $56,878 as of December 31, 2022.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiary, Drnq Budz Inc (“DB”). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Basic and Diluted Net Loss per Common Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share,” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. During the year ended December 31, 2022, and 2021, the Company had no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

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

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2021, a former related party advanced $155, and the Company repaid $17 of advances.

During the year ended December 31, 2021, the Company’s Principal Executive Officer advanced $500 to the Company.

During the years ended December 31, 2022 and 2021, the Company’s Principal Executive Officer advanced $0 and $500 to the Company, respectively.

During the years ended December 31, 2022 and 2021, the Company’s Principal Executive Officer paid $313 and $12,547 of operating expenses on behalf of the Company, respectively.

As of December 31, 2022, and 2021, the Company was obliged to the Company’s Principal Executive Officer, for an unsecured, non-interest-bearing demand loan with a balance of $15,998 and $15,685, respectively.

NOTE 4 - STOCKHOLDERS’ EQUITY

 Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. The board of directors is authorized to divide the authorized shares of preferred stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

As of December 31, 2022, and 2021, the Company had no shares of preferred stock issued and outstanding.

Common Stock

The Company has authorized 150,000,000 shares of common stock with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended December 31, 2021, the Company had subscriptions received of $270,750 in cash for 541,500 shares at $0.50 of common stock to be issued.

During the year ended December 31, 2022, the Company issued 541,500 shares of common stock related to subscriptions of $270,750 in cash during year ended December 31, 2021.

As at December 31, 2022 and 2021, the Company had 100,617,900 and 100,076,400 shares of common stock issued and outstanding, respectively.

NOTE 5 - INCOME TAXES

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2022, and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Net loss for the year	$(118,770)	$(79,075)
Effective Tax rate	21%	21%
Tax Recovery	(24,942)	(16,606)
Less: Valuation Allowance	24,942	16,606
Net deferred asset	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2022 and 2021:

	As of
	December 31,
	2022	2021
Net operating loss carryforward	$82,209	$57,267
Less: Valuation Allowance	(82,209)	(57,267)
Net deferred asset	$-	$-

As of December 31, 2022, the Company had approximately $391,546 of net operating losses (“NOLs”), generated from April 22, 2020 (inception) to December 31, 2022, carried forward to offset taxable income in future years.

A valuation allowance has been established for our tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time. As of December 31, 2022, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by us to date. Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%. Tax returns for the period ended 2020 forward are subject to review by the tax authorities.

NOTE 6 - SUBSEQUENT EVENTS

 Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. “Disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2022 at the reasonable assurance level.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that its internal control over financial reporting was ineffective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Item 9B. Other Information.

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position

Breyon Prescot	50	President, Chief Executive Officer and Director

Our directors hold office until the next annual meeting of shareholders of the Company and until their successors have been elected and qualified. Our officers are elected by and serve at the discretion of the board of directors.

Biographies

Mr. Prescott, age 50, a Grammy Award Winner, has had an extensive and prolific career in the music and entertainment industries. Mr. Prescott has worked with Dr. Dre, Drake, Lil Wayne and Alicia Keys. He partnered with Clive Davis, former Chairman of Arista and J records. Mr. Prescott signed Jamie Foxx and managed his music career, leading Foxx to an Oscar, Golden Globe and Grammy. Since 2015 Mr. Prescott has served as President of A/R Urban Music of Epic Records where he houses his Chameleon Entertainment imprint. In 2015, L. A. Reid appointed Mr. Prescott President of Urban Music at Epic Records, where he signed Rick Ross, French Montana and helped DJ Khalid along with other top hip hop influencers. His contributions have led to more than $100 million in revenues for major record companies. In addition to holding top positions in entertainment, Mr. Prescott has produced award winning content for film and television, and has managed marketing and branding campaigns for athletes, among these a multi-million dollar signature shoe deal with Reebok for NBA All-Star, Baron Davis. Mr. Prescott graduated from Clark Atlanta University with a degree in Political Science in 1996.

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

The following table shows for the fiscal years ended December 31, 2022 and 2021 compensation awarded to be paid to or earned by the Company to our named executive officers:

SUMMARY COMPENSATION TABLE

The following table shows the compensation awarded to, earned by or paid to our Chief Executive Officer (the “Named Executive Officer”). No other executive officer received compensation in excess of $100,000 during the year ended December 31, 2022 and December 31, 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Breyon Prescott,	2022	-	-	-	-	-	-	-	-
(Chief Executive Officer, President and Director)	2021	-	-	-	-	-	-	-	-

Employment Agreements

The Company does not have any employment agreements with its executive officers.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with its executive officers.

Outstanding Equity Awards

There were no outstanding equity awards made to our Named Executive Officer as of December 31, 2022.

Compensation of Directors

During the year ended December 31, 2022, no compensation has been paid to our directors in consideration for their services rendered in their capacities as directors.

Employee Benefit Plans

The Company currently has no employee benefit plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March__, 2023, the number shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock; (ii) the Named Executive Officer; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the business address of each such person is c/o Glacier Worldwide, Inc., 10390 Santa Monica Blvd., Los Angeles, CA 90025.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Beneficial Ownership
Breyon Prescott	78,000,000	78%

All executive officers and directors as a group (1 person)	78,000,000	78%
Other 5% Holders

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 During the year ended December 31, 2021, a former related party advanced $155, and the Company repaid $17 of the advance.

During the year ended December 31, 2021, the Company’s Principal Executive Officer advanced $500 to the Company.

During the years ended December 31, 2022 and 2021, the Company’s Principal Executive Officer advanced $0 and $500 to the Company, respectively.

During the years ended December 31, 2022 and 2021, the Company’s Principal Executive Officer paid $313 and $12,547 of operating expenses on behalf of the Company, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed, or expected to be billed, to us by our independent registered public accounting firm for the years ended December 31, 2022 and 2021, for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as “audit fees;” (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	December 31, 2022	December 31, 2021
Audit Fees	$14,500	$14,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$14,500	$14,000

Audit Fees. Consists of fees for professional services rendered for the audit of our annual financial statements included in our Annual Report on Forms 10-K for our fiscal years ended December 31, 2022 and 2021 and reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

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

Glacier Worldwide, Inc.

Dated: March 29, 2023	By:	/s/ Breyon Prescott
Breyon Prescott Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Breyon Prescott	Chief Executive Officer, President and Director	March 29, 2023
Breyon Prescott	(Principal Executive Officer)

