Form 10-Q
period 2023-03-31
Glacier Worldwide, Inc.
filed 2023-05-18
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

As of May 15, 2023, there were 100,617,900 outstanding shares of the registrant’s common stock.

GLACIER WORLDWIDE, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2023

2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include, among others, those statements including the words “believes”, “anticipates”, “expects”, “intends”, “estimates”, “plans” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions.

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K which we filed with the Securities and Exchange Commission (“SEC”) on March 29, 2023 (the “Form 10-K”). The risks and uncertainties described under “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

GLACIER WORLDWIDE, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 (UNAUDITED)

4

Glacier Worldwide, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	March 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$11,192	$53,699
Total current assets	11,192	53,699
		-
Total Assets	$11,192	$53,699

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	119,493	94,579
Due to related party	15,998	15,998
Total current liabilities	135,491	110,577

Total Liabilities	135,491	110,577

Stockholders' Equity (Deficit)
Series A Preferred stock: 10,000,000 shares authorized; $0.001 par value no shares issued and outstanding	-	-
Common stock: 150,000,000 shares authorized; $0.001 par value 100,617,900 shares issued and outstanding as of March 31,2023 and December 31,2022, respectively	100,618	100,618
Additional paid in capital	285,733	285,733
Accumulated deficit	(510,650)	(443,229)
Total Stockholders' Equity (Deficit)	(124,299)	(56,878)
Total Liabilities and Stockholders' Equity (Deficit)	$11,192	$53,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F-1

Glacier Worldwide, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Revenues	$-	$-

Operating Expenses
General and administrative	804	161
Professional fees	66,618	26,996
Total Operating Expenses	67,422	27,157

Loss from operations	(67,422)	(27,157)

Other Income (Expense)
Interest income	1	4
Net Other Income	1	4

Loss Before Provision for Income Taxes	(67,421)	(27,153)

Provision for Income Taxes	-	-

Net Loss	$(67,421)	$(27,153)

Net loss per common share: Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: Basic and Diluted	100,617,900	100,431,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F-2

Glacier Worldwide, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the Three Months ended March 31, 2023

			Additional
	Common Stock		Paid in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2022	100,617,900	$100,618	$285,733	$(443,229)	$(56,878)

Net loss	-	-	-	(67,421)	(67,421)
Balance - March 31, 2023	100,617,900	$100,618	$285,733	$(510,650)	$(124,299)

For the Three Months ended March 31, 2022

	Common Stock		Additional	Common stock
	Number of Shares	Amount	Paid in Capital	to be issued	Accumulated Deficit	Total

Balance - December 31, 2021	100,076,400	$100,076	$15,525	270,750	$(324,459)	$61,892

Issuance common stock related to subscription	541,500	542	270,208	(270,750)	-	-
Net loss	-	-	-	-	(27,153)	(27,153)
Balance - March 31, 2022	100,617,900	$100,618	$285,733	-	$(351,612)	$34,739

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F-3

Glacier Worldwide, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(67,421)	$(27,153)
Changes in current assets and liabilities:
Accounts payable and accrued liabilities	24,914	4,059
Due to related party	-	313
Net cash used in operating activities	(42,507)	(22,781)

Net cash increase for the period	(42,507)	(22,781)
Cash at beginning of period	53,699	173,139
Cash at end of period	$11,192	$150,358

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for subscription	$-	$270,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F-4

Glacier Worldwide, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company has incurred operating losses of $67,421 for the three months ended March 31, 2023, and has an accumulated deficit of $510,650 as of March 31, 2023.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2022, as filed with the SEC on March 29, 2023.

F-5

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

Cash

Cash consists of cash and highly liquid investments with remaining maturities of less than ninety days at the date of purchase. We maintain cash and cash equivalent balances with financial institutions that exceed federally-insured limits. We have not experienced any losses related to these balances, and we believe the credit risk to be minimal. The Company does not have any cash equivalents.

NOTE 3 - RELATED PARTY CONSIDERATIONS

During the three months ended March 31, 2023, and 2022, the Company’s Principal Executive Officer advanced to the Company an amount of $0 and $313, respectively.

As of March 31, 2023, and December 31, 2022, the Company was obliged to the Principal Executive Officer, for an unsecured, noninterest bearing demand loan balance of $15,998, respectively.

F-6

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of Preferred Stock with a par value of $0.001 per share. The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

As of March 31, 2023, and December 31, 2022, the Company had no shares of Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 150,000,000 shares of Common Stock with a par value of $0.001 per share. Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the three months ended March 31, 2022, the Company issued 541,500 shares of Common Stock in related to subscription of $270,750 cash during year ended December 31, 2021.

As at March 31, 2023 and December 31, 2022, the Company had 100,617,900 shares of Common Stock issued and outstanding, respectively.

 NOTE 5 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

F-7

ITEM 2. Management’s Discussion and Analysis Of Financial Condition and Results of Operations.

Cautionary Forward - Looking Statement

The following management’s discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission (“SEC”) on March 29, 2023, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2023. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 31, 2023, the date of issuance of this Quarter Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the period ended March 31, 2023, which are included herein.

Our operating results for the three months ended March 31, 2023, and 2022 and the changes between those periods for the respective items are summarized as follows.

Three months ended March 31, 2023, compared to Three months ended March 31, 2022:

Our operating results for the three months ended March 31, 2023, and 2022 are summarized as follows:

	Three Months Ended
	March 31,
	2023	2022	Change
Revenues	$-	$-	$-
Operating expenses	67,422	27,157	40,265
Other income	1	4	(3)
Net loss	$67,421	$27,153	$(40,268)

During the three months ended March 31, 2023, and 2022, the Company generated no revenues.

We had a net loss of $67,421 and $27,153 for the three months ended March 31, 2023, and 2022, respectively.

Operating expenses for the three months ended March 31, 2023, and 2022 were $67,422 and $27,157, respectively. During the three months ended March 31, 2023, the operating expenses were primarily attributed to professional fees of $66,618 and general and administrative expenses of $804. During the three months ended March 31, 2022, the operating expenses were attributed to professional fees of $26,996 and general and administrative expenses of $16.

Other income for the three months ended March 31, 2023, and 2022, were $1 and $4, respectively. During the three months ended March 31, 2023, and 2022, other income consisted of $1 and $4 interest earned, respectively.

Liquidity and Capital Resources:

The following table provides selected financial data about our Company as of March 31, 2023.

Working Capital

	March 31,	December 31,
	2023	2022
Current Assets	$11,192	$53,699
Current Liabilities	$135,491	$110,577
Working Capital	$(124,299)	$(56,878)

As of March 31, 2023, and December 31, 2022, our total current assets consisted of cash of $11,192 and $53,699, respectively.

As of March 31, 2023, our current liabilities were $135,491 which were comprised of $119,493 in accounts payable and accrued liabilities and $15,998 due to related party. As of December 31, 2022, our current liabilities were $110,577 which were comprised of $94,579 in accounts payable and accrued liabilities and $15,998 due to related party. The increase in current liabilities is related to an increase in accounts payable and accrued liabilities of $24,914.

As of March 31, 2023, and December 31, 2022, our working capital was a deficiency of $124,299 and $56,878, respectively.

Cash Flow Data

	Three Months Ended
	March 31,
	2023	2022
Cash used in operating activities	$(42,507)	$(22,781)
Net cash provided by investing activities	-	-
Cash provided by financing activities	-	-
Net Change in Cash for period	$(42,507)	$(22,781)

Cash Flows from Operating Activities

During the three months ended March 31, 2023, we have not generated positive cash flows from operating activities. For the three months ended March 31, 2023, net cash flows used in operating activities was $42,507, consisting of a net loss of $67,421, reduced by an increase in accounts payable and accrued liabilities of $24,914.

During the three months ended March 31, 2022, we have not generated positive cash flows from operating activities. For the three months end March 31, 2022, net cash flows used in operating activities was $22,781, consisting of a net loss of $27,153, reduced by an increase in accounts payable and accrued liabilities of $4,059 and an increase in due to related party for paying operating expenses of $313 on behalf of the Company.

Cash Flows from Investing Activities

The Company did not use any funds for investing activities during the three months ended March 31, 2023, and 2022.

Cash Flows from Financing Activities

We have financed our operations from related party loans and stock subscriptions. For the three months ended March 31, 2023, and 2022, we have not received any financing from a related party or stock subscriptions.

Going Concern

As of March 31, 2023, our Company had a net loss of $67,421. Our Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2023. The ability of our Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these requirements, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Chief Executive Officer who is also our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at March 31, 2023, our disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There is no pending litigation to which the Company is presently a party or to which the Company’s property is subject and management is not aware of any litigation which may arise in the future.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLACIER WORLDWIDE, INC.

Dated: May 18, 2023	By:	/s/ Breyon Prescott
Breyon Prescott
President
(Principal Executive Officer)

