Form 10-Q
period 2023-06-30
Glacier Worldwide, Inc.
filed 2023-08-14
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 25, 2023, there were 100,902,400 outstanding shares of the registrant’s common stock.

GLACIER WORLDWIDE, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2023

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

4

GLACIER WORLDWIDE, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(UNAUDITED)

 Glacier Worldwide, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	June 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$122,175	$53,699
Prepaid expenses	10,000	-
Total current assets	132,175	53,699
		-
Total Assets	$132,175	$53,699

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	137,514	94,579
Due to related party	18,860	15,998
Total current liabilities	156,374	110,577

Total Liabilities	156,374	110,577

Stockholders' Deficit
Series A Preferred stock: 10,000,000 shares authorized; $0.001 par value
no shares issued and outstanding	-	-
Common stock: 150,000,000 shares authorized; $0.001 par value
100,617,900 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	100,618	100,618
Additional paid in capital	285,733	285,733
Subscription received - shares to be issued	142,250	-
Accumulated deficit	(552,800)	(443,229)
Total Stockholders' Deficit	(24,199)	(56,878)
Total Liabilities and Stockholders’ Deficit	$132,175	$53,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative	411	392	1,215	553
Professional fees	41,739	42,709	108,357	69,705
Total Operating Expenses	42,150	43,101	109,572	70,258

Loss from operations	(42,150)	(43,101)	(109,572)	(70,258)

Other Income
Interest income	-	3	1	7
Total Other Income	-	3	1	7

Loss Before Provision for Income Taxes	(42,150)	(43,098)	(109,571)	(70,251)

Provision for Income Taxes	-	-	-	-

Net Loss	$(42,150)	$(43,098)	$(109,571)	$(70,251)

Net loss per common share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: Basic and Diluted	100,617,900	100,617,900	100,617,900	100,522,691

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three and Six Months ended June 30, 2023

	Common Stock		Additional	Common
	Number of Shares	Amount	Paid in Capital	stock to be issued	Accumulated Deficit	Total

Balance - December 31, 2022	100,617,900	$100,618	$285,733	$-	$(443,229)	$(56,878)

Net loss	-	-	-	-	(67,421)	(67,421)
Balance - March 31, 2023	100,617,900	100,618	285,733	$-	(510,650)	(124,299)

Subscription received - shares to be issued	-	-	-	142,250	-	142,250
Net loss	-	-	-	-	(42,150)	(42,150)
Balance - June 30, 2023	100,617,900	$100,618	$285,733	$142,250	$(552,800)	$(24,199)

For the Three and Six Months ended June 30, 2022

	Common Stock		Additional	Common
	Number of Shares	Amount	Paid in Capital	stock to be issued	Accumulated Deficit	Total

Balance - December 31, 2021	100,076,400	$100,076	$15,525	270,750	$(324,459)	$61,892

Issuance common stock related to subscription	541,500	542	270,208	(270,750)	-	-
Net loss	-	-	-	-	(27,153)	(27,153)
Balance - March 31, 2022	100,617,900	100,618	285,733	-	(351,612)	34,739

Net loss	-	-	-	-	(43,098)	(43,098)
Balance - June 30, 2022	100,617,900	$100,618	$285,733	-	$(394,710)	$(8,359)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(109,571)	$(70,251)
Changes in current assets and liabilities:
Prepaid expenses	(10,000)	-
Accounts payable and accrued liabilities	42,935	11,290
Due to related party	2,862	313
Net cash used in operating activities	(73,774)	(58,648)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	4
Proceed from stock subscription	142,250	-
Net cash provided by Financing Activities	142,250	4

Net cash increase (decrease) for the period	68,476	(58,644)
Cash at beginning of period	53,699	173,139
Cash at end of period	$122,175	$114,495

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for subscription	$-	$270,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2023

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

The Company has no operations and currently has no planned principal operations. Its activities since inception include devoting substantially all of its efforts to business planning and development. The Company has generated only nominal revenue from operations. The Company’s activities during this development stage are subject to significant risks and uncertainties.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company has incurred operating losses of $109,571 for the six months ended June 30, 2023, and has an accumulated deficit of $552,800 as of June 30, 2023.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Drnq Budz Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

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

NOTE 3 - RELATED PARTY CONSIDERATIONS

During the six months ended June 30, 2023, and 2022, the Company’s Principal Executive Officer advanced to the Company $3,000 and $313, respectively, by paying operating expenses on behalf of the Company.

During the six months ended June 30,2023, the Company reimbursed $138 due to a former related party for operating expenses paid on behalf of the Company.

As of June 30, 2023, and December 31, 2022, the Company was obliged to the Principal Executive Officer, for an unsecured, noninterest bearing demand loan balance of $18,860 and $15,998, respectively.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of Preferred Stock with a par value of $0.001 per share. The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

As of June 30, 2023, and December 31, 2022, the Company had no shares of Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 150,000,000 shares of Common Stock with a par value of $0.001 per share. Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the six months ended June 30, 2022, the Company issued 541,500 shares of Common Stock in respect of a subscription of $270,750 received during the year ended December 31, 2021.

As at June 30, 2023 and December 31, 2022, the Company had 100,617,900 shares of Common Stock issued and outstanding.

NOTE 5 – SUBSCRIPTIONS RECEIVED – SHARES TO BE ISSUED

During the six months ended June 30, 2023, the Company received subscriptions of $142,250 for 284,500 shares of common stock.

As of June 30, 2023, 284,500 shares of common stock were not yet issued and the Company recorded $142,250 as common stock to be issued.

 NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows:

On July 17, 2023, the Company issued 284,500 shares of common stock for subscription received during the six months ended June 30, 2023.

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

Organization and Operations

The Company was formed on August 17,2015 in the State of Nevada under the name PostAds, Inc. to provide an online market place. On January 6, 2021, the Company changed its name from PostAds, Inc. to Glacier Worldwide, Inc.

Currently the Company has no operations and has no planned principal operations. Its activities since inception include devoting substantially all of its efforts to business planning and development. The Company has generated only nominal revenue from operations.

In July 2020 the Company consummated an agreement (the “Exchange Agreement’) with Breyon Prescott, pursuant to which Mr. Prescott contributed his wholly owned subsidiary (“Drnq Budz” or the “Subsidiary”) to the Company in consideration for 78,000,000 shares of our common stock. Mr. Prescott owns approximately 78% of the Company’s outstanding shares.

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

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the period ended June 30, 2023, which are included herein.

Our operating results for the six months ended June 30, 2023, and 2022 and the changes between those periods for the respective items are summarized as follows.

Three months ended June 30, 2023, compared to Three months ended June 30, 2022:

Our operating results for the three months ended June 30, 2023, and 2022 are summarized as follows:

	Three Months Ended
	June 30,
	2023	2022	Change
Revenues	$-	$-	$-
Operating expenses	42,150	43,101	(951)
Other income	-	3	(3)
Net loss	$42,150	$43,098	$(948)

During the three months ended June 30, 2023, and 2022, the Company generated no revenues.

We had a net loss of $42,150 and $43,098 for the three months ended June 30, 2023, and 2022, respectively.

Operating expenses for the three months ended June 30, 2023, and 2022 were $42,150 and $43,101, respectively. During the three months ended June 30, 2023, the operating expenses were primarily attributed to professional fees of $41,739 and general and administrative expenses of $411. During the three months ended June 30, 2022, the operating expenses were attributed to professional fees of $42,709 and general and administrative expenses of $392.

Other income for the three months ended June 30, 2023, and 2022, were $0 and $3, respectively. During the three months ended June 30, 2023, and 2022, other income consisted of $0 and $3 interest earned, respectively.

Six months ended June 30, 2023, compared to Six months ended June 30, 2022:

Our operating results for the six months ended June 30, 2023, and 2022 are summarized as follows:

	Six Months Ended
	June 30,
	2023	2022	Change
Revenues	$-	$-	$-
Operating expenses	109,572	70,258	39,314
Other income	1	7	(6)
Net loss	$109,571	$70,251	$39,320

During the six months ended June 30, 2023, and 2022, the Company generated no revenues.

We had a net loss of $109,571 and $70,251 for the six months ended June 30, 2023, and 2022, respectively.

Operating expenses for the six months ended June 30, 2023, and 2022 were $109,572 and $70,258, respectively. During the six months ended June 30, 2023, the operating expenses were primarily attributed to professional fees of $108,357 and general and administrative expenses of $1,215. During the six months ended June 30, 2022, the operating expenses were attributed to professional fees of $69,705 and general and administrative expenses of $553.

 The increase in operating expenses is primarily the result of an increase in professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $16,543, legal fees of $13,822, consulting fees of $8,287 and general and administrative expenses of $662.

Other income for the six months ended June 30, 2023, and 2022, were $1 and $7, respectively. During the six months ended June 30, 2023, and 2022, other income consisted of $1 and $7 interest earned, respectively.

Liquidity and Capital Resources:

The following table provides selected financial data about our Company as of June 30, 2023.

Working Capital

	June 30,	December 31,
	2023	2022
Current Assets	$132,175	$53,699
Current Liabilities	$156,374	$110,577
Working Capital	$(24,199)	$(56,878)

As of June 30, 2023, and December 31, 2022, our total current assets consisted of cash of $122,175 and $53,699, respectively.

As of June 30, 2023, our current liabilities were $156,374 which were comprised of $137,514 in accounts payable and accrued liabilities and $18,860 due to related party. As of December 31, 2022, our current liabilities were $110,577 which were comprised of $94,579 in accounts payable and accrued liabilities and $15,998 due to related party. The increase in current liabilities is related to an increase in accounts payable and accrued liabilities of $42,935 and due to related party of $2,862.

As of June 30, 2023, and December 31, 2022, our working capital was a deficiency of $24,199 and $56,878, respectively.

Cash Flow Data

	Six Months Ended
	June 30,
	2023	2022
Cash used in operating activities	$(73,774)	$(58,648)
Net cash provided by investing activities	-	-
Cash provided by financing activities	142,250	4
Net Change in Cash for period	$68,476	$(58,644)

Cash Flows from Operating Activities

During the six months ended June 30, 2023, we have not generated positive cash flows from operating activities. For the six months ended June 30, 2023, net cash flows used in operating activities was $73,774, consisting of a net loss of $109,571, increased by an increase in prepaid expenses of $10,000 and reduced by an increase in accounts payable and accrued liabilities of $42,935 and an increase in due to related party for paying operating expenses of $2,862 on behalf of the Company.

During the six months ended June 30, 2022, we have not generated positive cash flows from operating activities. For the six months end June 30, 2022, net cash flows used in operating activities was $58,648, consisting of a net loss of $70,251, reduced by an increase in accounts payable and accrued liabilities of $11,290 and an increase in due to related party for paying operating expenses of $313 on behalf of the Company.

Cash Flows from Investing Activities

The Company did not use any funds for investing activities during the six months ended June 30, 2023, and 2022.

Cash Flows from Financing Activities

We have financed our operations from related party loans and stock subscriptions. During the six months ended June 30,2023, the Company had subscriptions of $142,250 in cash for 284,500 shares of common stock.

For the six months ended June 30, 2022, we have not received any financing from a related party or stock subscriptions, and we received bank overdraft of $4.

Going Concern

Our Company had a net loss of $109,571 for the six months ended June 30, 2023. Our Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2023. The ability of our Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these requirements, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer who also serves as our Chief Financial Officer is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required financial and other required disclosures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act as of June 30, 2023, was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at June 30, 2023, our disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Inherent Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk factors.

Prospective purchasers of our common stock are encouraged to consider the risks described in our Report on Form 10-K for the year ended December 21, 2022, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information we publicly disclose or discuss in documents filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2023, the Company received subscriptions of $142,250 for 284,500 shares of common stock which were issued in July 2023.

Item 6. Exhibits.

Exhibit No.	Description

31.1 / 31.2*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2**	Certification of Principal Executive Officer and Principal Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*    Filed herewith.

**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLACIER WORLDWIDE, INC.

Dated: Aug 14, 2023	By:	/s/ Breyon Prescott
Breyon Prescott
President
(Principal Executive Officer)

