Form 10-Q
period 2023-09-30
Glacier Worldwide, Inc.
filed 2023-11-15
CIK 1655971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 13, 2023, there were 101,244,400 outstanding shares of the registrant’s common stock.

GLACIER WORLDWIDE, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2023

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

4

GLACIER WORLDWIDE, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

Glacier Worldwide, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	September 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$193,778	$53,699
Prepaid expenses	25,000	-
Total current assets	218,778	53,699
		-
Total Assets	$218,778	$53,699

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	135,956	94,579
Due to related party	18,860	15,998
Total current liabilities	154,816	110,577

Total Liabilities	154,816	110,577

Stockholders' Equity (Deficit)
Series A Preferred stock: 10,000,000 shares authorized; $0.001 par value, no shares issued and outstanding	-	-
Common stock: 150,000,000 shares authorized; $0.001 par value, 100,902,400 shares and 100,617,900 shares issued and outstanding as of September 30,2023 and December 31,2022, respectively	100,902	100,618
Additional paid in capital	427,699	285,733
Subscription received - shares to be issued	141,000	-
Accumulated deficit	(605,639)	(443,229)
Total Stockholders' Equity (Deficit)	63,962	(56,878)
Total Liabilities and Stockholders' Equity (Deficit)	$218,778	$53,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative	528	429	1,743	982
Professional fees	52,311	22,016	160,668	91,721
Total Operating Expenses	52,839	22,445	162,411	92,703

Loss from operations	(52,839)	(22,445)	(162,411)	(92,703)

Other Income
Interest income	-	2	1	9
Net Other Income	-	2	1	9

Loss Before Provision for Income Taxes	(52,839)	(22,443)	(162,410)	(92,694)

Provision for Income Taxes	-	-	-	-

Net Loss	$(52,839)	$(22,443)	$(162,410)	$(92,694)

Net loss per common share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: Basic and Diluted	100,852,922	100,617,900	100,696,812	100,554,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity ( Deficit)

(Unaudited)

For the Three and Nine Months ended September 30, 2023

	Common Stock		Additional	Common
	Number of Shares	Amount	Paid in Capital	stock to be issued	Accumulated Deficit	Total

Balance - December 31, 2022	100,617,900	$100,618	$285,733	$-	$(443,229)	$(56,878)

Net loss	-	-	-	-	(67,421)	(67,421)
Balance - March 31, 2023	100,617,900	100,618	285,733	$-	(510,650)	(124,299)

Subscription received - shares to be issued	-	-	-	142,250	-	142,250
Net loss	-	-	-	-	(42,150)	(42,150)
Balance - June 30, 2023	100,617,900	100,618	285,733	142,250	(552,800)	(24,199)

Issuance common stock related to subscription	284,500	284	141,966	(142,250)	-	-
Subscription received - shares to be issued	-	-	-	141,000	-	141,000
Net loss	-	-	-	-	(52,839)	(52,839)
Balance - September 30, 2023	100,902,400	$100,902	$427,699	$141,000	$(605,639)	$63,962

For the Three and Nine Months ended September 30, 2022

	Common Stock		Additional	Common
	Number of Shares	Amount	Paid in Capital	stock to be issued	Accumulated Deficit	Total

Balance - December 31, 2021	100,076,400	$100,076	$15,525	$270,750	$(324,459)	$61,892

Issuance common stock related to subscription	541,500	542	270,208	(270,750)	-	-
Net loss	-	-	-	-	(27,153)	(27,153)
Balance - March 31, 2022	100,617,900	100,618	285,733	-	(351,612)	34,739

Net loss	-	-	-	-	(43,098)	(43,098)
Balance - June 30, 2022	100,617,900	100,618	285,733	-	(394,710)	(8,359)

Net loss	-	-	-	-	(22,443)	(22,443)
Balance - September 30, 2022	100,617,900	$100,618	$285,733	$-	$(417,153)	$(30,802)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(162,410)	$(92,694)
Changes in current assets and liabilities:
Prepaid expenses	(25,000)	-
Accounts payable	41,377	6,946
Due to related party	2,862	313
Net cash used in operating activities	(143,171)	(85,435)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscription	283,250	-
Net cash provided by Financing Activities	283,250	-

Net cash increase for the period	140,079	(85,435)
Cash at beginning of period	53,699	173,139
Cash at end of period	$193,778	$87,704

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for stock subscription to be issued	$-	$270,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Glacier Worldwide, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the Company’s continuation as a going concern. The Company has incurred operating losses of $162,410 for the nine months ended September 30, 2023, and has an accumulated deficit of $605,639 as of September 30, 2023.

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

NOTE 3 – PREPAID EXPENSES

As of September 30, 2023, prepaid expenses consisted solely of professional fees paid in advance.

NOTE 4 - RELATED PARTY CONSIDERATIONS

During the nine months ended September 30, 2023, and 2022, the Company’s Principal Executive Officer advanced to the Company $3,000 and $313, respectively, by paying operating expenses on behalf of the Company.

During the nine months ended September 30, 2023, the Company reimbursed $138 due to a former related party for operating expenses paid on behalf of the Company.

As of September 30, 2023, and December 31, 2022, the Company was obliged to the Principal Executive Officer, for an unsecured, noninterest bearing demand loan balance of $18,860 and $15,998, respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of Preferred Stock with a par value of $0.001 per share. The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

As of September 30, 2023, and December 31, 2022, the Company had no shares of Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 150,000,000 shares of Common Stock with a par value of $0.001 per share. Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the nine months ended September 30, 2022, the Company issued 541,500 shares of Common Stock in respect of a subscription of $270,750 received during the year ended December 31, 2021.

During the nine months ended September 30, 2023, the Company issued 284,500 shares of Common Stock in respect of a subscription of $142,250 received during the nine months ended September 30, 2023.

As at September 30, 2023 and December 31, 2022, the Company had 100,902,400 shares and 100,617,900 shares of Common Stock issued and outstanding, respectively.

NOTE 6 – SUBSCRIPTIONS RECEIVED – SHARES TO BE ISSUED

During the nine months ended September 30, 2023, the Company received subscriptions of $141,000 for 282,000 shares of common stock which have yet to be issued.

As of September 30, 2023, 282,000 shares of common stock were not yet issued, and the Company recorded $141,000 as common stock to be issued.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to the period ended September 30, 2023, the Company issued 282,000 shares of common stock for subscription received during the nine months ended September 30, 2023.

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

Currently the Company has no operations. Its activities since inception include devoting substantially all of its efforts to business planning and development. The Company has generated only nominal revenue from operations.

In July 2020 the Company consummated an agreement (the “Exchange Agreement’) with Breyon Prescott, pursuant to which Mr. Prescott acquired 78,000,000 shares of our common stock. Mr. Prescott owns approximately 77% of the Company’s outstanding shares.

The Company is currently in negotiations to acquire up to three (3) sports injury recovery and prevention centers (“Recovery Centers”) in the Los Angeles, California area. The Recovery Centers provide physical therapy and frontline injury treatment to patients that have suffered a sports related injury. The Recovery Centers also engage in sports injury management, which is the management of a specific injury such that it allows an individual to return to their chosen sport without damaging or compromising their body. Inasmuch as the operation of the Recovery Centers requires the participation of individuals licensed to practice medicine, should the Company acquire the Recovery Centers, it will be required to enter into an appropriate arrangement with a medical practice to provide services to clients of the Recovery Centers.

We believe Mr. Prescott’s history and experience in the entertainment, media and music industries allows our Company the unique opportunity to leverage his relationships and networks to create business opportunities and growth within our Company.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the period ended September 30, 2023, which are included herein.

Our operating results for the three and nine months ended September 30, 2023 and 2022 and the changes between those periods for the respective items are summarized as follows.

Three months ended September 30, 2023, compared to Three months ended September 30, 2022:

Our operating results for the three months ended September 30, 2023, and 2022 are summarized as follows:

	Three Months Ended
	September 30,
	2023	2022	Change
Revenues	$-	$-	$-
Operating expenses	52,839	22,445	30,394
Other income	-	2	(2)
Net loss	$52,839	$22,443	$30,396

During the three months ended September 30, 2023 and 2022, the Company generated no revenues.

We had a net loss of $52,839 and $22,443 for the three months ended September 30, 2023 and 2022, respectively.

Operating expenses for the three months ended September 30, 2023 and 2022 were $52,839 and $22,445, respectively. During the three months ended September 30, 2023, the operating expenses were primarily attributed to professional fees of $52,311 and general and administrative expenses of $528. During the three months ended September 30, 2022, the operating expenses were attributed to professional fees of $22,016 and general and administrative expenses of $429.

Other income for the three months ended September 30, 2023 and 2022, was $0 and $2, respectively. During the three months ended September 30, 2022, other income consisted of $2 of earned interest.

Nine months ended September 30, 2023, compared to Nine months ended September 30, 2022:

Our operating results for the nine months ended September 30, 2023 and 2022 are summarized as follows:

	Nine Months Ended
	September 30,
	2023	2022	Change
Revenues	$-	$-	$-
Operating expenses	162,411	92,703	69,708
Other income	1	9	(8)
Net loss	$162,410	$92,694	$69,716

During the nine months ended September 30, 2023 and 2022, the Company generated no revenues.

We had a net loss of $162,410 and $92,694 for the nine months ended September 30, 2023 and 2022, respectively.

Operating expenses for the nine months ended September 30, 2023 and 2022 were $162,411 and $92,703, respectively. During the nine months ended September 30, 2023, the operating expenses were primarily attributed to professional fees of $160,668 and general and administrative expenses of $1,743. During the nine months ended September 30, 2022, the operating expenses were attributed to professional fees of $91,721 and general and administrative expenses of $982.

The increase in operating expenses is primarily the result of an increase in professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”), legal fees of $68,947 and general and administrative expenses of $761.

Other income for the nine months ended September 30,2023, and 2022, was $1 and $9, respectively. During the nine months ended September 30, 2023 and 2022, other income consisted of $1 and $9 interest earned, respectively.

Liquidity and Capital Resources:

The following table provides selected financial data about our Company as of September 30, 2023.

Working Capital

	September 30,	December 31,
	2023	2022
Current Assets	$218,778	$53,699
Current Liabilities	$154,816	$110,577
Working Capital (Deficiency)	$63,962	$(56,878)

As of September 30, 2023 and December 31, 2022, our current assets consisted mainly of cash of $193,778 and $53,699, respectively.

As of September 30, 2023 our current liabilities were $154,816 which were comprised of $135,956 in accounts payable and accrued liabilities and $18,860 due to a related party. As of December 31, 2022, our current liabilities were $110,577 which were comprised of $94,579 in accounts payable and accrued liabilities and $15,998 due to a related party. The increase in current liabilities is related to an increase in accounts payable and accrued liabilities of $41,377 and due to the related party of $2,862.

As of September 30, 2023 and December 31, 2022, our working capital was $63,962 and a deficiency of $56,878, respectively.

Cash Flow Data

	Nine Months Ended
	September 30,
	2023	2022
Cash used in operating activities	$(143,171)	$(85,435)
Net cash provided by investing activities	-	-
Cash provided by financing activities	283,250	-
Net Change in Cash for period	$140,079	$(85,435)

Cash Flows from Operating Activities

During the nine months ended September 30, 2023, we did not generate any revenues from operating activities. For the nine months ended September 30, 2023, net cash flows used in operating activities was $143,171, consisting of a net loss of $162,410, increased by an increase in prepaid expenses of $25,000 and reduced by an increase in accounts payable of $41,377 and an increase in due to related party for paying operating expenses of $2,862 on behalf of the Company.

During the nine months ended September 30, 2022, we did not generate revenues from operating activities. For the nine months end September 30, 2022, net cash flows used in operating activities was $85,435, consisting of a net loss of $92,694, reduced by an increase in accounts payable of $6,946 and an increase in due to related party for paying operating expenses of $313 on behalf of the Company.

Cash Flows from Investing Activities

The Company did not use any funds for investing activities during the nine months ended September 30, 2023 and 2022.

Cash Flows from Financing Activities

We have financed our operations from related party loans and sales of our common stock. During the nine months ended September 30, 2023, the Company received subscriptions of $283,250 for common stock of which 284,500 shares were issued during the period and 282,000 shares were issued subsequent to the end of the third quarter.

For the nine months ended September 30, 2022, we had no cash flows from financing activities.

Going Concern

Our Company had a net loss of $162,410 for the nine months ended September 30, 2023, and has no activities from which it derives revenues. Our Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2023. The ability of our Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these requirements, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act as of September 30, 2023, was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at September 30, 2023, our disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2023, the Company received subscriptions of $141,000 for 282,000 shares of common stock.  The subscriptions were received from a limited number of accredited investors and the certificates evidencing the shares will have a restrictive “Securities Act legend affixed thereon.  The sales are intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D.

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

GLACIER WORLDWIDE, INC.

Dated: November 15, 2023	By:	/s/ Breyon Prescott
Breyon Prescott
President
(Principal Executive Officer)

